Form 10-Q
period 2006-09-30
Hughes Network Systems, LLC
filed 2006-11-14
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-138009

HUGHES NETWORK SYSTEMS, LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3735091
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11717 Exploration Lane, Germantown, Maryland 20876

(Address of Principal Executive Offices and Zip Code)

(301) 428-5500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s membership interests outstanding as of November 8, 2006 was as follows:

Class A Membership Interests: 95,000

Class B Membership Interests: 4,650

HUGHES NETWORK SYSTEMS, LLC

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HUGHES NETWORK SYSTEMS, LLC

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

	Consolidated Successor
	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$121,861	$113,267
Marketable securities	81,426	13,511
Receivables, net	168,002	200,982
Inventories, net	56,598	73,526
Prepaid expenses and other	44,500	48,672

Total Current Assets	472,387	449,958

Property, net	291,888	259,578
Capitalized software costs, net	32,636	16,664
Intangible assets, net	31,211	—
Other assets	36,516	30,324

Total Assets	$864,638	$756,524

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable	$46,235	$51,294
Short term borrowings	23,864	29,616
Accrued liabilities	115,681	130,601
Due to affiliates	7,087	18,960

Total Current Liabilities	192,867	230,471

Long-term debt	465,295	342,406
Due to affiliates - long term	—	8,967
Other long-term liabilities	10,162	3,494

Total Liabilities	668,324	585,338

Minority interests	5,013	6,594
Equity:
Class A membership units	176,061	125,768
Retained earnings	7,908	46,571
Accumulated other comprehensive income (loss)	7,332	(7,747)

Total Equity	191,301	164,592

Total Liabilities and Equity	$864,638	$756,524

See accompanying notes to condensed financial statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Consolidated Successor
	Three Months Ended September 30,
	2006	2005
Revenues:
Services	$112,069	$109,882
Hardware sales	97,546	90,736

Total Revenues	209,615	200,618

Operating costs and expenses:
Cost of services	79,987	77,210
Cost of hardware products sold	74,175	66,641
Research and development	3,786	7,494
Sales and marketing	18,363	18,476
General and administrative	12,120	11,443
Amortization of intangibles	1,132	—

Total Operating Costs and Expenses	189,563	181,264

Operating Income	20,052	19,354
Interest expense	(11,158)	(9,182)
Other income, net	4,316	2,217

Income Before Income Taxes	13,210	12,389
Income tax expense	(1,068)	(56)

Net Income	$12,142	$12,333

See accompanying notes to condensed financial statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in Thousands)

(Unaudited)

	Consolidated Successor		Combined Consolidated Predecessor
	Nine Months Ended September 30, 2006	April 23, to September 30, 2005	January 1, to April 22, 2005
Revenues:
Services	$324,871	$191,514	$121,917
Hardware sales	290,039	163,823	101,524

Total Revenues	614,910	355,337	223,441

Operating costs and expenses:
Cost of services	227,311	133,226	88,092
Cost of hardware products sold	237,193	119,804	86,467
Research and development	18,032	13,551	18,194
Sales and marketing	58,200	30,913	27,108
General and administrative	38,054	21,422	23,034
Restructuring costs	—	—	1,625
Amortization of intangibles	3,397	—	—

Total Operating Costs and Expenses	582,187	318,916	244,520

Operating Income (Loss)	32,723	36,421	(21,079)
Interest expense	(30,898)	(14,156)	(1,631)
Other income, net	8,138	2,673	367

Income Before Income Taxes	9,963	24,938	(22,343)
Income tax expense	(2,055)	(310)	(180)

Net Income (Loss)	$7,908	$24,628	$(22,523)

See accompanying notes to condensed financial statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Consolidated Successor		Consolidated Predecessor
	Nine Months Ended September 30, 2006	April 23 to September 30, 2005	January 1, to April 22, 2005
Cash Flows from Operating Activities:
Net income (loss)	$7,908	$24,628	$(22,523)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	28,736	17,351	13,734
Amortization of debt issuance cost	698	607	60
Net unrealized gain on investment	—	1,081	—
Gain on receipt of investment by subsidiary	(1,787)	—	—
Equity plan compensation expense	233	49	—
Change in other operating assets and liabilities:
Receivables, net	35,844	(15,408)	5,438
Inventories, net	17,367	8,142	2,738
Prepaid expenses and other	4,392	4,721	(3,965)
Accounts payable	(21,918)	14,879	(31,721)
Accrued liabilities and other	(16,024)	(4,503)	(16,457)

Net Cash Provided by (Used in) Operating Activities	55,449	51,547	(52,696)

Cash Flows from Investing Activities:
Change in restricted cash	(363)	(4,521)	1,978
Purchase of short-term investments, net	(67,893)	(13,544)	—
Expenditures for property	(53,835)	(13,065)	(22,912)
Expenditures for capitalized software	(12,962)	(6,493)	(3,273)
Proceeds from sale of property and intangibles	669	—	—
Other, net	206	(1,044)	(958)

Net Cash Used in Investing Activities	(134,178)	(38,667)	(25,165)

Cash Flows from Financing Activities:
Net (decrease) increase in notes and loans payable	(1,463)	(3,502)	871
Net borrowings from DIRECTV	—	(1,467)	(108,868)
Long-term debt borrowings	454,452	17,208	327,775
Repayment of long-term debt	(354,415)	(18,964)	(30,141)
Debt issuance costs	(11,169)	—	(10,482)

Net Cash Provided by (Used in) Financing Activities	87,405	(6,725)	179,155

Effect of exchange rate changes on cash and cash equivalents	(82)	(6,591)	5,669

Net increase (decrease) in cash and cash equivalents	8,594	(436)	106,963
Cash and cash equivalents at beginning of the period	113,267	121,770	14,807

Cash and Cash Equivalents at End of Period	$121,861	$121,334	$121,770

Supplemental Cash Flow Information:
Cash paid for interest	$16,979	$13,734	$1,496
Cash paid for income taxes	$1,800	$493	$208

Supplemental Non-Cash Disclosure Due to Acquisition by Hughes Communications, Inc.
Increase in assets acquired	$29,399
Increase in liabilities assumed	(18,162)

Increase in net assets acquired	$11,237

See accompanying notes to condensed financial statements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 1: Description of Transactions

Hughes Network Systems, LLC (“HNS”, the “Company” or “we”) became a wholly owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”) on January 1, 2006. Accordingly, the Company’s results are consolidated by HCI and, as of January 1, 2006, the bases of the Company’s assets and liabilities have been adjusted to their fair values (see Note 5). The following summarizes the series of transactions that resulted in the Company becoming a wholly owned subsidiary of HCI.

•	On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”), and DTV Networks Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite, and terrestrial microwave businesses (collectively, the “Business”) along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that is under development (“SPACEWAY”). In return, the Company paid DTV Networks $190.7 million, subject to certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement). In connection with the consummation of the January 2006 Transaction on January 1, 2006, as described below, the Company paid DTV Networks $10.0 million with respect to the working capital and other purchase price adjustments. Pursuant to the terms of the December 2004 Agreement, DIRECTV retained responsibility for all of the pre-closing domestic and international tax liabilities of the Company and is entitled to any refunds for pre-closing periods. The Company recorded a liability in the balance sheet for the estimated amount the Company may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

•	To finance, among other things, the $190.7 million payment made to DTV Networks, on April 22, 2005, the Company issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. Immediately following the payment by the Company, SkyTerra acquired 50% of the Class A membership units of the Company from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

•	On November 10, 2005, HCI, then a wholly owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Class A membership interests of the Company for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. On December 31, 2005, SkyTerra contributed to HCI the Class A membership interests it acquired in connection with the April 2005 Transaction. Concurrently with the November 2005 Agreement, the parties thereto entered into agreements governing their relationship after the closing.

•	On February 21, 2006, SkyTerra distributed shares of HCI stock on a pro-rata basis to each SkyTerra shareholder, resulting in HCI and SkyTerra each being publicly traded companies. As of that date, SkyTerra no longer owned any HCI stock and accordingly, no longer had an equity interest in the Company.

•	On April 13, 2006, the Company completed an offering of $450.0 million of 9 1/2% senior notes due in 2014 (the “Senior Notes”). With a portion of the proceeds of the Senior Notes, the Company repaid the $325.0 million of term indebtedness and amended the terms of the $50.0 million revolving credit facility. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the Securities and Exchange Commission (the “SEC”) on October 27, 2006, at which time the Company commenced the registered exchange offer for the Senior Notes. The expiration date for the exchange offer is November 29, 2006, unless extended.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 2: Organization

The Company is a Delaware limited liability company. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”), provides for two classes of membership units. The Class A membership units, which have voting rights, are purchased by investors in the Company. The Class B membership units, which do not have voting rights, are available for grant to employees, officers, directors, and consultants in exchange for the performance of services. HCI is the sole owner of Class A membership units and serves as the Managing Member of the Company, as defined in the LLC Agreement. As of September 30, 2006, there were 95,000 Class A membership units outstanding and 4,650 Class B membership units outstanding.

Note 3: Description of Business

The Company is a leading provider of network services that utilize VSATs to distribute signals via satellite. The Company’s services and products serve a variety of consumers, small and medium sized businesses (“Consumer/SMB”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control, and broadcast video. The Company also operates a VSAT service that provides broadband Internet access to Consumer/SMB customers.

The Company also provides hardware and point-to-multipoint networking systems solutions to customers with mobile satellite voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by the Company. As with the VSAT systems, the Company also provides ongoing network support services under contracts with its mobile satellite or terrestrial transmission systems customers.

SPACEWAY is a next-generation digital satellite communications system designed to utilize high-capacity Ka-band satellites and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The system is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. The Company expects to launch its SPACEWAY 3 satellite in the first half of 2007 and introduce service in North America on SPACEWAY’s network later in 2007.

Note 4: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information, in accordance with the instructions to Form 10-Q and following the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the SEC. They include the assets, liabilities, operating results and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes it has made all adjustments, consisting of only those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods presented herein. The results of the operation for the three and nine months ended September 30, 2006 may not be indicative of future results. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and related notes of the Company as of December 31, 2005 and for the period from April 23, 2005 to December 31, 2005 and the combined consolidated financial statements of the Predecessor (as defined below) as of December 31, 2004 and for the period from January 1, 2005 to April 22, 2005 and for the years ended December 31, 2004 and 2003, each as included in the Company’s Registration Statement on Form S-4 (File No. 333-138009), as amended, which was declared effective by the SEC on October 27, 2006.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results for the period January 1, 2005 through April 22, 2005 of DTV Networks included herein are referred to as “Predecessor” results, and the financial results for the period April 23, 2005 through September 30, 2005 and for the nine months ended September 30, 2006 of HNS included herein are referred to as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI and the bases of the Company’s assets and liabilities have been adjusted to their fair values (see Note 5). Management believes the assumptions regarding the financial statements are reasonable. All accounts and transactions among consolidated entities have been eliminated.

DTV Networks participated in DIRECTV’s centralized cash management system. DIRECTV used concentration accounts to sweep DTV Networks’ cash receipts to its banks and provided cash to DTV Networks as needed for operating purposes. Accordingly, DIRECTV had provided funding for the working capital and capital expenditure requirements of DTV Networks in the form of equity capital contributions having no formal repayment terms or interest requirements.

DIRECTV performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DIRECTV that have been replaced by the Company include the treasury, audit, and income tax functions. The Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DIRECTV on the Company’s behalf for these functions. In addition, DIRECTV performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DIRECTV, and DIRECTV allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable.

Subsequent to the April 2005 Transaction, the Company established its own risk management and employee benefit programs. The costs of the services performed by DIRECTV for DTV Networks and the allocations of risk management and employee benefit program costs reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 to April 22, 2005.

Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Predecessor financial statements, the Predecessor financial information included herein may not reflect the financial position, operating results, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

Business Combinations and Intangible Assets

The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets will generate revenue. Intangible assets with definite lives are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

The Company is a limited liability company and as such, since the completion of the April 2005 Transaction, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Income tax expense represents taxes associated with the Company’s international subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations. DTV Networks participated in the filing of consolidated U.S. Federal and domestic state income tax returns with DIRECTV, and DTV Networks incurred operating losses in each of the seven years prior to the April 2005 Transaction. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from these net operating losses and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Prior to the April 2005 Transaction, the Company participated in the centralized cash management system of DIRECTV, wherein cash receipts were transferred to and cash disbursements were funded by DIRECTV on a daily basis.

Short-term Investments

The Company considers all debt securities with original maturities of more than ninety days but less than one year as short-term investments and determines the appropriate classification of such securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All short-term investments at September 30, 2006 have been classified as available-for-sale. Available-for-sale securities are stated at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). At September 30, 2006 and December 31, 2005, the book value of available-for-sale securities approximates fair value and was $81.4 million and $13.5 million, respectively. The cost of these securities is adjusted for amortization of premiums and accretion of discounts to maturity over the contractual life of the securities. Such amortization and accretion are included in interest income.

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other assets in the accompanying balance sheets. At September 30, 2006 and December 31, 2005, the Company had $5.2 million and $4.9 million of restricted cash, respectively, which secures certain letters of credit. The underlying letters of credit expire in 2007, with automatic renewal provisions until 2015. Restrictions on the cash will be removed as the letters of credit expire. In connection with the April 2005 Transaction, restricted cash held at April 22, 2005 was distributed to DTV Networks.

Property and Depreciation

Except as described in Note 5 with respect to the acquisition by HCI, property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Stock-Based Compensation

On January 1, 2003, the Company adopted the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period. When SFAS No. 123 was initially adopted, the Company elected to follow the prospective method of adoption, which resulted in the recognition of fair value based compensation cost in the statements of operations for stock options and other stock-based awards granted to employees or modified on or after January 1, 2003.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share Based Payment - a revision of SFAS No. 123.” SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. The Company has elected to use the modified prospective method. As the Company previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R had no material impact on its results of operations or financial position.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Awards

In January 2006, the board of directors of HCI approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to 2,700,000 shares of common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that, the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. HCI issues shares under the Incentive Plan to officers and key employees and contractors of HCI and the Company and its wholly-owned subsidiaries. In accordance with the terms of the Incentive Plan, in August 2006 the board delegated to Mr. Pradman P. Kaul, the Chief Executive Officer of HCI, the authority to award, at his discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. These awards are issued at their fair market value on the date of grant.

During September 2006, HCI issued 156,100 restricted shares under the Incentive Plan to employees of the Company. The costs of the Incentive Plan are allocated from HCI to the Company for the cost of the Company’s participants. These shares vest 50% on the second anniversary of issuance and an additional 25% on each of the third and fourth anniversaries of issuance. The fair value is calculated as the market price upon issuance. HCI and the Company account for the issuance of shares in accordance with the provisions of SFAS 123(R), “Share Based Payments.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period, and it recorded compensation expense of approximately $38,000 for the quarter and year to date.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 clarifies the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,”,—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no material impact on the results of the Company’s operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined what impact, if any, FIN 48 will have on its results of operations or financial position.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company has not yet determined what impact, if any, SAB No. 108 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its results of operations or financial position.

Note 5: Acquisition by Hughes Communications, Inc.

Upon the closing of the January 2006 Transaction, the Company became a wholly owned subsidiary of HCI. In accordance with SFAS No. 141, the Company has allocated the total purchase price paid by SkyTerra and HCI in the April 2005 Transaction and the January 2006 Transaction to its assets acquired and liabilities assumed at their estimated fair value. Management determined the preliminary fair value based upon a number of factors, including the use of a preliminary independent appraisal of property and equipment and intangible assets. The estimated excess of the fair value of the net assets acquired over the amount paid of approximately $344.5 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141. The estimated fair value is preliminary and subject to revision, including the finalization of the valuation of property and equipment and intangible assets and evaluation of the Company’s other long lived assets and non-current liabilities, which is expected to be completed in the fourth quarter of 2006. The final valuation will be based on the actual assets acquired and liabilities assumed at the acquisition date and management’s consideration of the independent appraisal work. Although the final determination may result in asset and liability fair values that are different than the preliminary estimates of these amounts included herein, it is not expected that those differences will be material to an understanding of the impact of this transaction to the Company. The estimated fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized in the following table (in thousands):

Amount
Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares at $17.20 per share)	5,160
Direct acquisition costs	547
HCI equity in earnings of HNS following the April 2005 transaction through December 31, 2005	20,122

Total Purchase Price	$175,829

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Based on the valuation mentioned above, the purchase price and the value of the net assets acquired have been preliminarily allocated as follows (dollars in thousands):

	Preliminary Fair Market Value of Net Assets	Pro rata Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$450,036	$—	$450,036
Property, net	538,920	(279,774)	259,146
Other assets	143,871	(64,687)	79,184

Total Assets	1,132,827	$(344,461)	788,366

Current liabilities	(240,869)		(240,869)
Non-current liabilities	(365,074)		(365,074)
Minority interests	(6,594)		(6,594)

Net Assets Acquired	$520,290		$175,829

Note 6: Receivables, Net

Receivables, net as of September 30, 2006 and December 31, 2005 are summarized in the following table (dollars in thousands):

	Successor
	September 30, 2006	December 31, 2005
Trade receivables	$150,705	$181,585
Contracts in process	25,891	29,086
Other receivables	1,972	2,845

Total Receivables	178,568	213,516
Allowance for doubtful accounts	(10,566)	(12,534)

Total Receivables, Net	$168,002	$200,982

Trade receivables included $0.8 million and $0.7 million of amounts due from affiliates at September 30, 2006 and December 31, 2005, respectively.

The Company expects to collect $9.0 million of the contracts in progress balance of $25.9 million recorded at September 30, 2006 by December 31, 2006, and $6.5 million, $5.3 million, $2.9 million and $2.2 million are due in the years ending December 31, 2007, 2008, 2009, and 2010, respectively.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 7: Inventories, Net

Inventories, net as of September 30, 2006 and December 31, 2005 are shown as follows (dollars in thousands):

	Successor
	September 30, 2006	December 31, 2005
Productive material and supplies	$16,621	$17,467
Work in process	11,886	9,926
Finished goods	43,177	54,763

Total Inventories	71,684	82,156
Provision for excess or obsolete inventories	(15,086)	(8,630)

Total Inventories, Net	$56,598	$73,526

Provisions for excess or obsolete inventories are provided using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

In June 2006, the Company made a decision to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded an addition to its provision for excess or obsolete inventories of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. This charge was included in cost of hardware products sold for the quarter ended June 30, 2006 and primarily relates to the VSAT segment. Of this amount, $8.4 million of narrowband products were disposed of during the third quarter and substantially all of the remaining balance is expected to be disposed of in the next six months.

Note 8: Property, Net

Property, net as of September 30, 2006 and December 31, 2005 is as follows (dollars in thousands):

	Estimated Useful Lives (years)	Successor
		September 30, 2006	December 31, 2005
Land and improvements	10 -30	$6,971	$11,809
Buildings and leasehold improvements	1 - 40	17,812	44,587
Machinery and equipment	3 - 23	58,193	57,261
VSAT operating lease hardware	2 - 5	33,003	149,853
Furniture, fixtures, and office machines	3 - 15	253	842
Construction in progress - SPACEWAY	n/a	193,227	124,878
- Other	n/a	4,335	10,762

Total Property		313,794	399,992
Accumulated depreciation		(21,906)	(140,414)

Total Property, Net		$291,888	$259,578

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 9: Intangible Assets, Net

The following table sets forth the preliminary amounts and amortization recorded for intangible assets acquired in connection with the January 2006 Transaction at September 30, 2006 (dollars in thousands):

	Estimated Useful Lives (years)	Successor
		September 30, 2006
Backlog and customer relationships	5-13	$19,437
Patented technology and trademarks	10	15,171

Total Intangible Assets		34,608
Accumulated amortization		(3,397)

Total Intangible Assets, Net		$31,211

Note 10: Short-Term Borrowings and Long-Term Debt

Borrowings and debt for the Company are summarized as follows (dollars in thousands):

Short-Term Borrowings and Current Portion of Long-Term Debt

	Successor
	September 30, 2006		December 31, 2005
	Interest Rates	Amount	Amount
Revolving bank borrowings	6.75%-14.25%	$2,219	$3,693
Term loans payable to banks	8.50%-9.75%	1,412	752
VSAT hardware financing	4.00%-9.00%	20,233	25,171

Total Short Term Borrowings and Current Portion of Long -Term Debt		$23,864	$29,616

Outstanding revolving bank borrowings at September 30, 2006 consist of borrowings by a subsidiary in India under revolving lines of credit with local banks. Borrowings at the Indian subsidiary are with several banks, and there is no requirement for compensating balances. Outstanding revolving borrowings of $0.4 million are at variable rates based on monthly Mumbai Inter Bank Offer Rate. The remaining outstanding revolving borrowings of $1.8 million are at fixed rates. The total remaining available for borrowing by the Indian subsidiary under the revolving lines of credit was $1.1 million at September 30, 2006.

Long-Term Debt

	Successor
	September 30, 2006		December 31, 2005
	Interest Rates	Amount	Amount
Senior notes	9.50%	$450,000	$—
Term loans payable to banks	8.50%-9.75%	1,308	325,360
VSAT hardware financing	4.00%-9.00%	13,987	17,046

Total Long-Term Debt		$465,295	$342,406

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

The April 2005 Transaction was financed with: (i) a $250.0 million first lien term loan and a secured $50.0 million first lien revolving credit facility and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The $50.0 million revolving credit facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, the Company completed an offering of $450.0 million of 9 1/2% Senior Notes. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest of $20.0 million is included in accrued liabilities at September 30, 2006. With a portion of the proceeds of the Senior Notes, the Company repaid in full the borrowings outstanding under the first and second lien term loans. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time the Company commenced the registered exchange offer for the Senior Notes. The expiration date for the exchange offer is November 29, 2006, unless extended.

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the revolver was amended to reflect revised covenants, pricing terms and other related amendments. The amended revolving credit facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at the Company’s option, the ABR rate plus 1.5% or LIBOR plus 2.5%. The revolving credit facility is guaranteed by, subject to certain exceptions, the Company’s direct and indirect wholly-owned domestic subsidiaries, and is secured by substantially all of the Company’s domestic tangible and intangible assets. For outstanding letters of credit issued under the revolving credit facility, the Company pays a participation fee of 2.5% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.5% per annum for any unused portion of the revolving credit facility.

As of April 13, 2006, the issuer of the revolving credit facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM revolving credit facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA revolving credit facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA revolving credit facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA revolving credit facility. As of September 30, 2006, $5.8 million remained outstanding on the letter of credit issued to JPM. Other outstanding letters of credit issued under the BOA revolving credit facility totaled $7.2 million at September 30, 2006. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA revolving credit facility totaled $37.0 million at September 30, 2006.

The agreement governing the amended revolving credit facility and the indenture governing the Senior Notes require us to comply with certain covenants, for as long as, (1) in the case of the amended revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving our businesses and properties, maintaining insurance over our assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. The Company was in compliance with all of its debt covenants at September 30, 2006.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

In connection with certain commercial VSAT sales, the Company enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. HNS has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For the majority of the transactions with the financial institutions, the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, the Company has not been required to make any indemnification payments for a Non-Performance Event; however, the Company did incur nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third-party satellite. The Company has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

Note 11: Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. In addition, the Company purchases certain management services from HCI and certain advertising services from DIRECTV. Related parties previously included News Corporation, who became a related party on December 23, 2003 when it purchased a minority interest in DIRECTV from General Motors Corporation (“GM”), and its affiliates, including DIRECTV and its affiliates. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DIRECTV and its affiliates, ceased to be related parties as of January 1, 2006. Subsequent to the April 2005 Transaction, related parties include Apollo Management, L.P., Apollo Investment Fund IV, L.P., and their affiliates (collectively, “Apollo”), which includes SkyTerra and HCI.

Under the terms of the December 2004 Agreement, DIRECTV retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DIRECTV also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third parties relating to the VSAT hardware financing borrowings. The Company has indemnified DIRECTV for any losses relating to the VSAT hardware financings.

In connection with the April 2005 Transaction, the Company entered into a management agreement with SkyTerra, which identified the types of services to be provided by SkyTerra to the Company in SkyTerra’s role as managing member. Through December 31, 2005, the Company had paid $0.7 million to SkyTerra pursuant to this agreement. The management agreement was terminated upon consummation of the January 2006 Acquisition.

The Company has entered into a management and advisory services agreement with HCI. Under this agreement, HCI, through its officers and employees, provides the Company with general support and advisory and consulting services in relation to its business. The Company pays HCI a quarterly fee of $250,000 for these services in addition to out of pocket costs and expenses incurred in connection with the services provided at the rate of related salary and benefit cost plus 2%.

In connection with the closing of the January 2006 Transaction, the parties to the November 2005 Agreement entered into agreements governing certain relationships between and among the parties after the closing. Such agreements include the modification and/or termination of certain prior agreements between and among the parties, including:

•	amending certain provisions of the December 2004 Agreement to accelerate the expiration of certain representations and warranties made by DTV Networks in connection with that agreement;

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

•	terminating an investor rights agreement in connection with the December 2004 Agreement pursuant to which, among other covenants, SkyTerra and DTV Networks agreed to limit the transferability of the Class A membership interests and the Company granted SkyTerra and DTV Networks public offering registration rights; and

•	amending the Advertising and Marketing Support Agreement.

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million, representing an ownership of approximately 24% on an undiluted basis. The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include the Chief Executive Officer and President of HCI, as well as certain former employees of HCI, including the Chief Executive Officer and the President’s brother. The Chief Executive Officer and President of HCI and his brother own an aggregate of approximately 20% of Hughes Systique on an undiluted basis.

At September 30, 2006 Apollo owned, directly or indirectly, approximately 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company leases satellite transponder capacity from Intelsat. In addition, the Company’s Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

In July 2006, the Company entered into an agreement with two related parties whereby such parties will allow the Company to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo Investment Fund IV, HCI’s controlling shareholder. A member of HCI’s board of directors and of the Company’s board of managers is the Managing Director of one of the related parties, is the CEO and President of the other related party, and also owns a small interest in each. Another member of the Company’s board of managers and a director of HCI is also a director of one of the related parties. As part of the agreement, the Company agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million annually between 2007 and 2010, and $1.0 million annually between 2011 and 2016.

In July 2006, the Company granted a limited license to Hughes Telematics Inc., or HTI, allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a reasonable royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing engineering development services to HTI and we will be compensated at customary rates for such services. As of September 30, 2006, we have been authorized to provide services in the amount of $1.9 million.

HTI is controlled by an Apollo affiliate. Our parent, HCI, is controlled by Apollo. A member of our board of managers is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of the equity of HTI. In addition, another member of our board of managers and a director of HCI is also a director of HTI.

On November 3, 2006, the Company signed a definitive sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base transceiver sub-system for a fixed price of approximately $43.0 million. As of November 3, 2006, Apollo owned approximately 25% of SkyTerra and three individuals associated with Apollo currently serve on the five member board of directors of SkyTerra. SkyTerra owns a majority of and controls MSV. Two members of the Company’s board of managers and directors of HCI are directors of MSV and SkyTerra. Another member of Company’s board of managers and a director of HCI, is chief executive officer of SkyTerra and a director of MSV.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Sales and purchase transactions with related parties, including the allocation of the cost of employee benefits from DIRECTV and its subsidiaries or affiliates and satellite transponder payments, are shown in the following table (dollars in thousands):

			Successor
			Three Months Ended September 30,
			2006		2005
Sales:
DIRECTV and affiliates			$	*	$5,385
Apollo and affiliates				1,511	1,324

Total Sales				$1,511	$6,709

Purchases:
DIRECTV and affiliates			$	*	$6,312
Apollo and affiliates				17,881	5,545

Total Purchases				$17,881	$11,857

* Ceased to be a related party on January 1, 2006.
	Successor				Predecessor
	Nine Months Ended September 30, 2006		April 23 to September 30, 2005		January 1 to April 22, 2005
Sales:
DIRECTV and affiliates	$	*		$7,781	$1,198
Apollo and affiliates		2,599		1,324	—

Total Sales		$2,599		$9,105	$1,198

Purchases:
DIRECTV and affiliates	$	*		$13,870	$16,049
Apollo and affiliates		36,353		—	—

Total Purchases		$36,353		$13,870	$16,049

* Ceased to be a related party on January 1, 2006. The following table sets forth the amount of assets and liabilities resulting from transactions with related parties (dollars in thousands):
			Successor
			September 30, 2006		December 31, 2005
Due from related parties:
DIRECTV and affiliates			$	*	$206
Apollo and affiliates				750	508

Total due from related parties				$750	$714

Due to related parties:
DIRECTV and affiliates			$	*	$25,179
Apollo and affiliates				7,087	2,748

Total due to related parties				$7,087	$27,927

* Ceased to be a related party on January 1, 2006.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 12: Segment Data

The Company operates in two business segments consisting of the VSAT segment (including SPACEWAY), which provides satellite-based private business networks and broadband Internet access to Consumer/SMBs customers, and the Telecom Systems businesses consisting of the Mobile Satellite Communications business unit, Terrestrial Microwave Network Services business unit, and the Company’s corporate office.

Selected financial information for the Company’s operating segments is as follows (dollars in thousands):

Successor	VSAT Business	Telecom Systems	Total
Three Months Ended September 30, 2006
Revenues	$186,608	$23,007	$209,615
Segment operating income	$13,740	$6,312	$20,052
Depreciation and amortization	$11,413	$107	$11,520
Segment assets	$613,042	$251,596	$864,638
Capital expenditures	$18,710	$1,369	$20,079

Three Months Ended September 30, 2005
Revenues	$187,316	$13,302	$200,618
Segment operating income	$15,568	$3,786	$19,354
Depreciation and amortization	$9,396	$39	$9,435
Segment assets	$544,161	$177,473	$721,634
Capital expenditures	$11,258	$578	$11,836

Successor
Nine Months Ended September 30, 2006
Revenues	$551,772	$63,138	$614,910
Segment operating income	$19,194	$13,529	$32,723
Depreciation and amortization	$28,471	$265	$28,736
Segment assets	$613,042	$251,596	$864,638
Capital expenditures	$60,758	$6,039	$66,797

April 23, to September 30, 2005
Revenues	$326,224	$29,113	$355,337
Segment operating income	$29,208	$7,213	$36,421
Depreciation and amortization	$17,285	$66	$17,351
Segment assets	$544,160	$177,474	$721,634
Capital expenditures	$18,728	$830	$19,558

Predecessor
January 1, to April 22, 2005
Revenues	$199,698	$23,743	$223,441
Segment operating (loss) income	$(23,526)	$2,447	$(21,079)
Depreciation and amortization	$13,703	$31	$13,734
Segment assets	$516,670	$185,974	$702,644
Capital expenditures	$25,339	$846	$26,185

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (dollars in thousands):

		Successor
		Three months ended September 30,
		2006	2005
Net income		$12,142	$12,333
Other comprehensive income (loss):
Foreign currency translation adjustments		612	4
Unrealized gains on securities		2,498	2,819

Total Other Comprehensive Income (Loss)		3,110	2,823

Total Comprehensive Income		$15,252	$15,156

	Successor		Predecessor
	Nine Months Ended September 30, 2006	April 23, to September 30, 2005	January 1, to April 22, 2005
Net income (loss)	$7,908	$24,628	$(22,523)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,077	(7,333)	6,050
Unrealized gains (losses) on securities	5,255	1,270	(270)

Total Other Comprehensive Income (Loss)	7,332	(6,063)	5,780

Total Comprehensive Income (Loss)	$15,240	$18,565	$(16,743)

Note 14: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in September 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s results of operations, financial position, or cash flows.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $27.9 million that were undrawn at September 30, 2006. Of this amount, $13.0 million were issued under the $50.0 million revolving credit facility (see Note 10), $4.8 million were secured by restricted cash (see Note 4), and $10.1 million were secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $2.4 million by December 31, 2006; $8.1 million in 2007; $6.4 million in 2008; $6.8 million in 2009; and $4.2 million in 2010.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million. On August 4, 2006, in connection with the planned disposition by that former subsidiary of a business unit from which the Company had been procuring services, this agreement and the related commitment amount was amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company estimates that the amended purchase commitment will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. The Company had spent $2.6 million through September 30, 2006 and had $2.8 million remaining to be spent through September 30, 2007.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a liability of $8.9 million for this investment.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $26.0 million was paid through September 30, 2006. The Company expects to pay $3.0 million by December 31, 2006 and the remaining balance by 2007. Additionally, the Company has entered into commitments of $73.7 million with two companies for their launch and launch operations services. Of this amount, $34.4 million was paid through September 30, 2006. Based on the expected launch of SPACEWAY 3 in the first half of 2007, the Company intends to pay $11.0 million by December 31, 2006 and the remainder of the balance in 2007.

Note 15: Supplemental Guarantor and Non-Guarantor Financial Information

On April 13, 2006, the Company and HNS Finance Corp., as co-issuer (the “Co-Issuer”), completed an offering of $450.0 million of 9 1/2% Senior Notes (the “Senior Notes”). In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring the Company to complete the registered exchange offer for the Senior Notes within 360 days after April 13, 2006. With a portion of the proceeds of the Senior Notes, the Company repaid in full the borrowings outstanding under the first and second lien term loans (see Note 10). Certain of the Company’s wholly owned subsidiaries (HNS Real Estate LLC, Hughes Network Systems International Service Company, HNS India VSAT, Inc. and HNS Shanghai, Inc.) (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Notes.

In lieu of providing separate audited financial statements of the Co-Issuer and the Guarantor Subsidiaries, condensed financial statements are presented below. Results of the Company are in the column marked “Parent.” The column marked “Guarantor Subsidiaries” includes the results of the Guarantor Subsidiaries along with the results of the Co-Issuer, a finance subsidiary which is 100% owned by the Company and which had no assets, operations, revenues or cash flows for the periods presented. Separate financial statements and other disclosures concerning the Co-Issuer and the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

The following represents the supplemental condensed financial statements of Hughes Network Systems and its guarantor and non-guarantor subsidiaries.

Consolidated Successor

Condensed Consolidating Balance Sheets as of September 30, 2006

(Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$114,535	$90	$7,236	$—	$121,861
Marketable securities	81,426	—	—	—	81,426
Receivables, net	127,480	2,541	56,947	(18,966)	168,002
Inventories, net	47,635	—	8,963	—	56,598
Prepaid expenses and other	30,295	77	14,128	—	44,500
Property, net	256,258	22,889	12,741	—	291,888
Other assets	160,911	4,443	10,020	(75,011)	100,363

Total Assets	$818,540	$30,040	$110,035	$(93,977)	$864,638

Liabilities and equity
Accounts payable	$33,449	$6	$12,780	$—	$46,235
Accrued expenses	101,011	—	21,757	—	122,768
Debt	482,617	—	6,542	—	489,159
Other liabilities	10,162	—	—	—	10,162
Minority interests	—	4,011	1,002	—	5,013
Total equity	191,301	26,023	67,954	(93,977)	191,301

Total Liabilities and Equity	$818,540	$30,040	$110,035	$(93,977)	$864,638

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Cosolidated Successor

Condensed Consolidating Balance Sheets as of December 31, 2005

(Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$102,548	$77	$10,642	$—	$113,267
Marketable securities	13,511	—	—	—	13,511
Receivables, net	160,103	3,859	71,699	(34,679)	200,982
Inventories, net	62,975	—	10,551	—	73,526
Prepaid expenses and other	30,451	76	18,145	—	48,672
Property, net	210,521	34,914	14,143	—	259,578
Other assets	101,781	3,706	12,010	(70,509)	46,988

Total Assets	$681,890	$42,632	$137,190	$(105,188)	$756,524

Liabilities and equity
Accounts payable	$33,351	$25	$17,918	$—	$51,294
Accrued expenses	115,048	—	43,480	—	158,528
Debt	365,405	—	6,617	—	372,022
Other liabilities	3,494	—	—	—	3,494
Minority interests	—	3,804	2,790	—	6,594
Total equity	164,592	38,803	66,385	(105,188)	164,592

Total Liabilities and Equity	$681,890	$42,632	$137,190	$(105,188)	$756,524

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Successor

Condensed Consolidating Statements of Operations

(Dollars in thousands)

	For the Three Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$184,986	$222	$28,425	$(4,018)	$209,615

Operating costs and expenses:
Costs of revenues	135,841	—	21,748	(3,427)	154,162
Research and development	3,786	—	—	—	3,786
Selling, general and administrative	24,414	355	6,293	(579)	30,483
Amortization of intangibles	1,132	—	—	—	1,132

Total Operating Costs and Expenses	165,173	355	28,041	(4,006)	189,563

Operating Income (Loss)	19,813	(133)	384	(12)	20,052
Interest expense	(10,698)	—	(487)	27	(11,158)
Other income, net	2,741	(152)	1,754	(27)	4,316
Equity in earnings of consolidated subsidiaries	579	—	—	(579)	—

Income (Loss) before Income Taxes	12,435	(285)	1,651	(591)	13,210
Income tax expense	—	—	(1,068)	—	(1,068)

Net Income (Loss)	$12,435	$(285)	$583	$(591)	$12,142

	For the Three Months Ended September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$170,492	$146	$36,393	$(6,413)	$200,618

Operating costs and expenses:
Costs of revenues	122,529	—	27,507	(6,185)	143,851
Research and development	7,494	—	—	—	7,494
Selling, general and administrative	23,234	(128)	7,041	(228)	29,919

Total Operating Costs and Expenses	153,257	(128)	34,548	(6,413)	181,264

Operating Income (Loss)	17,235	274	1,845	—	19,354
Interest expense	(8,342)	—	(514)	(326)	(9,182)
Other income (expense), net	1,456	1,183	(3,864)	3,442	2,217
Equity in earnings of consolidated subsidiaries	2,011	—	—	(2,011)	—

Income (Loss) before Income Taxes	12,360	1,457	(2,533)	1,105	12,389
Income tax expense	(27)	—	(29)	—	(56)

Net Income (Loss)	$12,333	$1,457	$(2,562)	$1,105	$12,333

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Successor

Condensed Consolidating Statements of Operations

(Dollars in thousands)

	For the Nine Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$544,255	$731	$83,072	$(13,148)	$614,910

Operating costs and expenses:
Costs of revenues	410,777	—	64,799	(11,072)	464,504
Research and development	18,032	—	—	—	18,032
Selling, general and administrative	77,153	1,454	19,711	(2,064)	96,254
Amortization of intangibles	3,397	—	—	—	3,397

Total Operating Costs and Expenses	509,359	1,454	84,510	(13,136)	582,187

Operating Income (Loss)	34,896	(723)	(1,438)	(12)	32,723
Interest expense	(29,707)	—	(1,295)	104	(30,898)
Other income (expense), net	6,114	(206)	2,334	(104)	8,138
Equity in earnings of consolidated subsidiaries	(3,336)	—	—	3,336	—

Income (Loss) before Income Taxes	7,967	(929)	(399)	3,324	9,963
Income tax expense	(59)	—	(1,996)	—	(2,055)

Net Income (Loss)	$7,908	$(929)	$(2,395)	$3,324	$7,908

	For the Period April 23, 2005 to September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$304,403	$279	$60,451	$(9,796)	$355,337

Operating costs and expenses:
Costs of revenues	218,411	—	43,845	(9,226)	253,030
Research and development	13,551	—	—	—	13,551
Selling, general and administrative	41,240	279	11,386	(570)	52,335

Total Operating Costs and Expenses	273,202	279	55,231	(9,796)	318,916

Operating Income	31,201	—	5,220	—	36,421
Interest expense	(13,350)	—	(806)	—	(14,156)
Other income (expense), net	1,865	1,044	(3,678)	3,442	2,673
Equity in earnings of consolidated subsidiaries	4,939	—	—	(4,939)	—

Income before Income Taxes	24,655	1,044	736	(1,497)	24,938
Income tax expense	(27)	—	(283)	—	(310)

Net Income (Loss)	$24,628	$1,044	$453	$(1,497)	$24,628

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Predecessor

Condensed Consolidating Statement of Operations for the Period January 1, 2005 to April 22, 2005

(Dollars in Thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$196,684	$278	$30,499	$(4,020)	$223,441

Operating costs and expenses:
Costs of revenues	157,713	—	24,753	(7,907)	174,559
Research and development	18,194	—	—	—	18,194
Selling, general and administrative	44,124	204	8,384	(945)	51,767

Total Operating Costs and Expenses	220,031	204	33,137	(8,852)	244,520

Operating (Loss) Income	(23,347)	74	(2,638)	4,832	(21,079)
Interest expense	(1,078)	—	(553)	—	(1,631)
Other income, net	59	428	3,880	(4,000)	367
Equity in earnings of consolidated subsidiaries	1,843	—	—	(1,843)	—

(Loss) Income before Income Taxes	(22,523)	502	689	(1,011)	(22,343)
Income tax expense	—	—	(180)	—	(180)

Net (Loss) Income	$(22,523)	$502	$509	$(1,011)	$(22,523)

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Successor

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006

(Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net Income (Loss)	$7,908	$(929)	$(2,395)	$3,324	$7,908
Adjustments to reconcile net income (loss) to net cash flows from operating activities	47,841	1,150	1,874	(3,324)	47,541

Net Cash Provided by (Used in) Operating Activities	55,749	221	(521)	—	55,449

Cash Flows from Investing Activities:
Change in restricted cash	(134)	—	(229)	—	(363)
Purchase of short-term investments, net	(67,893)	—	—	—	(67,893)
Expenditures for property and intangibles	(50,393)	(415)	(3,027)	—	(53,835)
Proceeds from sale of property	105	1	563	—	669
Expenditures for capitalized software	(12,962)	—	—	—	(12,962)
Other, net	—	206	—	—	206

Net Cash Used in Investing Activities	(131,277)	(208)	(2,693)	—	(134,178)

Cash Flows from Financing Activities:
Net decrease in notes and loans payable	(1,463)	—	—	—	(1,463)
Net borrowings from DIRECTV	—	—	—	—	—
Long-Term debt borrowings	445,237	—	9,215	—	454,452
Repayment of long-term debt	(345,090)	—	(9,325)	—	(354,415)
Debt Issuance Cost	(11,169)	—	—	—	(11,169)

Net Cash Provided by Financing Activities	87,515	—	(110)	—	87,405

Effect of exchange rate changes on cash and cash equivalents	—	—	(82)	—	(82)

Net increase (decrease) in cash and cash equivalents	11,987	13	(3,406)	—	8,594
Cash and cash equivalents at beginning of period	102,548	77	10,642	—	113,267

Cash and Cash Equivalents at End of Period	$114,535	$90	$7,236	$—	$121,861

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Successor

Condensed Consolidating Statement of Cash Flows for April 23, 2005 to September 30, 2005

(Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net Income (Loss)	$24,628	$1,044	$453	$(1,497)	$24,628
Adjustments to reconcile net income to net cash flows from operating activities	4,457	958	20,007	1,497	26,919

Net Cash (Used In) Provided by Operating Activities	29,085	2,002	20,460	—	51,547

Cash Flows from Investing Activities:
Change in restricted cash	(6,427)	—	1,906	—	(4,521)
Net purchase of short-term investments	(13,544)	—	—	—	(13,544)
Expenditures for property and intangibles	(11,232)	(921)	(912)	—	(13,065)
Expenditures for capitalized software	(6,493)	—	—	—	(6,493)
Other, net		(1,044)	—		(1,044)

Net Cash (Used in) Provided by Investing Activities	(37,696)	(1,965)	994	—	(38,667)

Cash Flows from Financing Activities:
Net decrease in notes and loans payable	—	—	(3,502)	—	(3,502)
Net parent borrowings (repayments)	4,870	—	(6,337)	—	(1,467)
Long-term debt borrowings	16,858	—	350	—	17,208
Repayment of long-term debt	(15,516)	—	(3,448)	—	(18,964)

Net Cash Provided by (Used in) Financing Activities	6,212	—	(12,937)	—	(6,725)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,591)	—	(6,591)

Net (decrease) increase in cash and cash equivalents	(2,399)	37	1,926	—	(436)
Cash and cash equivalents at beginning of period	114,476	66	7,228	—	121,770

Cash and Cash Equivalents at End of Period	$112,077	$103	$9,154	$—	$121,334

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED FINANCIAL STATEMENTS – (Continued)

Consolidated Predecessor

Condensed Consolidating Statement of Cash Flows for January 1, 2005 to April 22, 2005

(Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash Flows from Operating Activities:
Net (Loss) Income	$(22,523)	$502	$509	$(1,011)	$(22,523)
Adjustments to reconcile net (loss) income to net cash flows from operating activities	(23,334)	2,130	(9,980)	1,011	(30,173)

Net Cash (Used in) Provided by Operating Activities	(45,857)	2,632	(9,471)	—	(52,696)

Cash Flows from Investing Activities:
Change in restricted cash	1,978	—	—	—	1,978
Expenditures for property	(22,413)	(6)	(493)	—	(22,912)
Expenditures for capitalized software	(3,273)	—	—	—	(3,273)
Other, net	(590)	(2,612)	2,244	—	(958)

Net Cash (Used in) Provided by Investing Activities	(24,298)	(2,618)	1,751	—	(25,165)

Cash Flows from Financing Activities:
Net increase in notes and loans payable	—	—	871	—	871
Net parent (repayments) borrowings	(108,868)	—	—	—	(108,868)
Long-term debt borrowings	327,775	—	—	—	327,775
Debt issuance costs	(10,482)	—	—	—	(10,482)
Repayment of long-term debt	(27,150)	—	(2,991)	—	(30,141)

Net Cash Provided by (Used in) Financing Activities	181,275	—	(2,120)	—	179,155

Effect of exchange rate changes on cash and cash equivalents	—	—	5,669	—	5,669

Net increase (decrease) in cash and cash equivalents	111,120	14	(4,171)	—	106,963
Cash and cash equivalents at beginning of period	3,356	52	11,399	—	14,807

Cash and Cash Equivalents at End of Period	$114,476	$66	$7,228	$—	$121,770

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our condensed financial statements and the notes to those condensed financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statement, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

We are the world’s leading provider of broadband satellite network equipment and services to the very small aperture terminal (“VSAT”) enterprise market and the largest satellite Internet access provider to the North American consumer/small and medium businesses (“Consumer/SMB”) market. According to the 2005 COMSYS VSAT Report, we had a worldwide market share of 55% in 2004, as measured by terminals shipped. We offer customized services and products to help our customers meet their unique needs for data, voice and video communications, typically across geographically dispersed locations. Since our invention of VSATs in 1983, we have been a leader in commercializing satellite communications and have achieved extensive depth and experience in the operation of satellite-based data, voice and video networks. A VSAT system uses satellite data communications technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipments and services for uses such as private networking, Intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large enterprises. We are a leading provider to these end markets and serve more than 200 large companies, many of which are Fortune 1000 companies. Over the past 20 years, we have shipped more than one million satellite terminals to customers in over 100 countries, either directly or through its subsidiaries and international joint ventures. According to the 2005 annual VSAT industry report prepared by COMSYS, we are the largest satellite broadband Internet access provider to Consumer/SMB in North America with an 83% market share in 2004, based on terminals shipped. As of September 30, 2006, we had approximately 313,100 subscribers. For the nine months ended September 30, 2006 and 2005, we generated revenues of $614.9 million and $578.8 million, respectively and generated a net income of $7.9 million and $2.1 million, respectively.

Our leading network solutions best support enterprise networks that consist of geographically dispersed sites communicating with a single central data center or access point with a need for highly secure and reliable service availability. In addition, due to the shared nature of its satellite communications resource, our networks provide very attractive economics for multi-site applications that have varying levels of traffic requirements at any one site. We maintain our market leadership positions by offering large enterprises a customizable and complete turnkey solution, including managed network services, program management, installation, training and support services. We also focus on expanding small and medium business market, which we believe are growth areas for us, by packaging access, network and hosted services, normally reserved for large enterprises, into a comprehensive solution. In some markets, most notably in North America, services are delivered using not only satellite transport platforms, but also using terrestrial transport platforms such as Digital Subscriber Line (“DSL”) and frame relay. Our extensive experience in product development and service delivery provide quality and reliability for our enterprise customers, who are leaders in the automotive, energy, financial, hospitality, retail and services industries. Our large enterprise customers typically enter into long-term contracts with an average length of three to five years. We have maintained ongoing contractual relationships with some of our enterprise customers for over 15 years.

On April 22, 2005, SkyTerra Communications, Inc. (“SkyTerra”) acquired 50% of the Company’s Class A membership interests for $50.0 million and 300,000 shares of SkyTerra common stock from DTV Network Systems, Inc., formerly known as Hughes Network Systems, Inc. (“DTV Networks”), a wholly owned subsidiary of The DIRECTV Group, Inc. (“DIRECTV”) and became our managing member. On December 31, 2005, SkyTerra contributed these interests to Hughes Communications, Inc. (“HCI”). The events of April 22, 2005 are referred to herein as “the April 2005 Transaction.”

On January 1, 2006, HCI purchased the remaining 50% of our Class A membership interests for $100.0 million from DTV Networks (the “January 2006 Acquisition”). As a result, HCI owns 100% of our Class A membership interest and became our managing member. As of January 1, 2006, HCI’s consolidated financial statements include our result of operations and our controlled, majority-owned subsidiaries and the bases of our assets and liabilities have been adjusted to their fair values.

Effects of Strategic Initiatives on Results of Operations

For the nine months ended September 30, 2006 and 2005, we generated a net income of $7.9 million and $2.1 million, respectively. We expect our operating results to continue to improve as we considerably focus our investments in technology, further development and expansion of our Consumer/SMB VSAT business and the launch of our SPACEWAY satellite and commencement of operations on our SPACEWAY network.

Broadband Market Focus—For the nine months ended September 30, 2006, our operating results were negatively impacted by our decision to shift our primary focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a provision in the second quarter of 2006 of $11.9 million for excess or obsolete inventories to reduce net book value of the narrowband products to their net realizable value. This charge was included in cost of hardware products sold and primarily related to the VSAT segment.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV. As a result, we launched our new brand name, HughesNet, in April 2006 and have completed the transition from DIRECWAY® to HughesNet. The total cost of introducing and implementing the new brand name was approximately $1.5 million.

Technology—We have incorporated advances in semiconductor technology to increase the functionality and reliability of our VSAT terminals and reduce manufacturing costs. In addition, through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software spoofing and compression techniques, we continue to improve the efficiency of our transponder capacity and invest in our research and development efforts to maintain our position as a leader in VSAT technology.

Consumer/SMB VSAT—Since the launch of our two-way consumer VSAT business in 2001, we have made significant investments in our business. We targeted the Consumer/SMB market as we determined that there was a large segment underserved by terrestrial alternatives such as DSL and cable. Since that time, our improvements in our offerings include increased data rates, higher functionality and lower terminal costs. We believe our approach will position us to compete more effectively with alternative technologies and satellite service competitors. We expect to continue to make these investments in future periods.

Since that time we continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with the launch of our Consumer/SMB hardware and service offerings, and we incurred significant costs including purchases of transponder capacity and subscriber acquisition costs related to hardware and associated marketing costs. As of September 30, 2006, we have a customer base of approximately 313,100 subscribers and generated revenues of $215.3 million for the nine month ended September 30, 2006.

SPACEWAY—As part of our focus for less costly and more efficient technological solutions, we plan to launch our next generation, SPACEWAY 3, satellite in the first half of 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. With SPACEWAY, we will be able to offer our customers faster communication rates and expect to reduce our operating costs substantially through the reduction of third-party satellite capacity expense. By utilizing Ka-band frequency spectrum and SPACEWAY’s onboard processing capabilities, we anticipate that SPACEWAY will enable us to expand our business significantly by migrating our existing enterprise and Consumer/SMB VSAT customers onto the SPACEWAY platform and increase our addressable market in the enterprise and Consumer/SMB market by offering various IP services and mesh connectivity similar to frame relay, T-1 and other alternative services. As of September 30, 2006, we have budgeted an additional of $98.4 million to complete the construction, launch and in-orbit testing of SPACEWAY 3. This amount included estimated costs to procure launch insurance.

Factors Affecting Our Results of Operations

Relationship with DIRECTV—Prior to April 22, 2005, we operated as a business of DIRECTV. Accordingly, DIRECTV provided us with various support services such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance that we now provide for ourselves. The costs of services performed by DIRECTV and the allocation of employee benefit program costs for our employees reflected in the financial statements amounted to $11.3 million in 2005 (through April 22, 2005).

In connection with the April 2005 Transaction, we entered into a transition services agreement with DIRECTV, which required DIRECTV to provide certain transitional services to support the conduct of our business. These services include assisting in the implementation of our benefit program plans and arrangements and enabling our employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. We also entered into a SPACEWAY services agreement pursuant to which the Company and DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. During the nine months ended September 30, 2006, we recognized revenues of $2.9 million under this contract.

In addition, DIRECTV and its affiliates have been our customers and have also served as our vendors in certain cases. We expect that these relationships will continue. Since the completion of the April 2005 Transaction, we are no longer able to rely on DIRECTV’s financial support and its creditworthiness. DIRECTV invested substantial amounts in HNS to fund its strategic investments and operating losses. In addition, prior to the April 2005 Transaction, we participated in a centralized cash management system of DIRECTV, wherein cash receipts were transferred to and cash disbursements were funded by DIRECTV on a daily basis.

For the three and nine months ended September 30, 2006, the purchase of equipment and services and the allocation of employee benefits costs from DIRECTV and its subsidiaries or affiliates was none and $0.4 million, respectively, compared to $2.3 million and $22.8 million, respectively, for the same periods in 2005. For the three and nine months ended September 30, 2006, products and service revenues from DIRECTV and its subsidiaries and affiliates were $0.1 million and $2.9 million, respectively, compared to $3.6 million and $7.2 million for the same period in 2005.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally three to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Historically, we had an arrangement with a third party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, we retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, we did not recognize a sale of the equipment at the time of such transactions since we retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, we have received nominal claims from certain customers for Non-Performance Events, but we have not been required to make any indemnification payments for a Non-Performance Event. We do not maintain a reserve for a Non-Performance Event as we believe the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given its ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which we had a continuing obligation to perform, we received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from its customers for the installed equipment used to provide services to the customers. At such time, we then recognized a liability to the financial institution, which we refer to as VSAT hardware financing, which is reflected in our financial statements as debt. The amount of the debt recorded initially is the proceeds received from the financial institution, which is equivalent to the selling price of the installed equipment used to provide services to the customer. We record interest expense on a month-to-month basis relating to the VSAT hardware financing and structure these lease arrangements such that amounts we receive from our customers under their customer service agreements provide us with the necessary funds to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as we recognize revenue from our customers under their contracts, we also record interest expense and a reduction of the VSAT hardware financing liability as payments are made to the financing institutions. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract (generally three to five years), not at inception of the lease. Upon entering into these leases for which we have had a continuing obligation to perform, we capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, we entered into a new lease financing, which we do not have a continuing obligation subject to a Non—Performance Event, with the third party financial institution. Under the new arrangement, we receive cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, since there is no continuing involvement, we record revenue upon the transfer of title instead of on a monthly basis over the term of the operating lease and we expense cost of the hardware as an element of cost of hardware products sold, rather than capitalize it.

For the three and nine months ended September 30, 2006, we sold $0.9 million and $2.0 million, respectively, of new hardware under the terms of new arrangements. In general, the amount of new lease contracts entered into for the nine months ended September 30, 2006 and 2005 is significantly lower than 2004 and prior periods. In subsequent periods, in situations where HNS leases its VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation. However, as explained above, 2006 and future period results will also be impacted by the accounting treatment for leases in which HNS does have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for its customer equipment sales depending on whether we do or do not have a continuing obligation to perform under the associated equipment financing lease. Our revenues, cost of hardware products sold, interest expense, operating income and VSAT hardware financing in future periods may not be comparable to historical results due to the different accounting treatments described in this section.

Development Costs—We capitalize costs related to the development of software products at the time that their technological feasibility is confirmed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Technological feasibility is established once the product or enhancement has completed all planning, designing and testing activities that are necessary to establish that the product can be produced to meets the function, feature and technical performance requirements necessary for production and delivery to customers. Accordingly, we begin to capitalize development costs from the point of technological feasibility and end capitalizing such costs when the product is released for sale to customers. In addition to the development costs accounted for under SFAS 86 described above, we also have contractually funded development efforts that are included in cost of sales and development efforts accounted for in accordance with SFAS 2, “Accounting for Research and Development Costs,” which are expensed as incurred in research and development expense.

Telecom Systems Businesses—We also operate Mobile Satellite Systems business and Terrestrial Microwave business. The Mobile Satellite Systems business provides its customers turnkey satellite ground segment systems for voice, data and fax services. The Terrestrial Microwave business consists of a broadband family of products for point-to-multipoint microwave radio network systems that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. In 2005, we completed certain significant contracts in the Mobile Satellite Systems business. However, at the end of 2005, we entered into new projects that are providing incremental revenue in 2006.

Key Business Metrics

Business Segments—We divide our businesses into two distinct segments—the VSAT business and the Telecom Systems businesses. Within the VSAT business, sales can be attributed to key end markets—the North American Network Equipment and Services; International Network Equipment and Services; and Consumer/SMB customers. Our Telecom Systems business sales can be attributed to Mobile Satellite Systems and Terrestrial Microwave. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our VSAT business, we generate revenues from both services and hardware while in our Telecom Systems businesses, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers who purchase equipment separately operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, satellite capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customer enters into a service contract with a three- to five-year duration and our Consumer/SMB customer enter into a 15-month or two-year contract. We bill and recognize revenues on a monthly per site basis. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity	• Provide basic transport, intranet connectivity services and Internet service provider services

•      Applications include high-speed Internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications and satellite backup for frame relay service and other terrestrial networks

Managed network services	• Provide one-stop turnkey suite of bundled services that include terrestrial and satellite networks

•      Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted applications	• Provide Internet connectivity and hosted customer-owned and managed applications on its network facilities

• Provide the customer application services developed by HNS or in conjunction with its service partners

• Includes Internet access, e-mail services, web hosting and online payments

Digital media services	• Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	• Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

Our services to enterprise customers are negotiated on a contract-by-contract basis with price varying based on numerous factors, including number of sites, complexity of system and scope of services provided. We have the ability to integrate these service offerings to provide comprehensive solutions for our customers.

We also provide managed services to our customers who operate their own dedicated network facilities and charge them a management fee for the operation and support of their networks.

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our Consumer/SMB customers, they can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. The North American and International Network Equipment hardware revenues include revenues derived from network operating centers, radio frequency terminals (Earth Stations), VSAT, components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

We also provide specialized equipment to Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, or CLECs, use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting its revenue—The following tables present our revenues by end market for the three and nine months ended September 30, 2005 and 2006, respectively (dollars in thousands):

	Three Months Ended September 30,
	2006	2005
Revenue by end markets:
Consumer/SMB	$74,922	$62,067
North American Network Equipment and Services	65,460	71,139
International Network Equipment and Services	46,226	54,110

Total VSAT	186,608	187,316

Mobile Satellite Systems	19,099	7,622
Terrestrial Microwave & Other	3,908	5,680

Total Telecom Systems	23,007	13,302

Total Revenues	$209,615	$200,618

	Nine Months Ended September 30,
	2006	2005
Revenue by end markets:
Consumer/SMB	$215,263	$182,252
North American Network Equipment and Services	204,297	204,038
International Network Equipment and Services	132,212	139,632

Total VSAT	551,772	525,922

Mobile Satellite Systems	49,317	39,135
Terrestrial Microwave & Other	13,821	13,721

Total Telecom Systems	63,138	52,856

Total Revenues	$614,910	$578,778

Our Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband Internet access needs of our customers. At September 30, 2006, our Consumer/SMB subscriber base has grown to 313,100 subscribers from approximately 262,500 subscribers at September 30, 2005. During that same period, average revenue per unit (“ARPU”) has increased to approximately $60 for the nine months ended September 30, 2006 from approximately $58 for the nine months ended September 30, 2005. Revenue growth in the Consumer/SMB market has been driven by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ broadband access needs and (ii) enhancement in the performance capabilities of the service offering. The Consumer/SMB market is very competitive and the Company expects to continue to experience pricing pressure on its hardware offerings.

Revenue from our North American Network Equipment and Services customers remained relatively constant for the nine months ended September 30, 2006 and 2005. We expect that future revenue growth will be driven by the increase in sales of equipment and services once our SPACEWAY satellite is placed in service. Revenues from International Network Equipment and Services business experienced a modest decline for the nine months ended September 30, 2006 compared to the same period in 2005.

We have benefited from our long-term contracts with large enterprise customers who contract for integrated network services; however, growth in this area is dependent on the timing of the large multi-year awards from these customers. Additionally, in response to increasingly complex customer requirements, we have begun to include other terrestrial solutions, such as DSL as well as traditional satellite solutions, in our managed network service offerings. Our margins with respect to the terrestrial components of such offerings may be lower than that of the satellite-based component because we are acting as a reseller of the terrestrial components. We continue to focus our efforts on development and delivery of products and services to customers that improve the service capabilities (i.e., speed, throughput, and reliability) at competitive prices. In mid-2005, we introduced our next generation VSAT terminals, the DW7000 series (renamed HN7000 in 2006), which we believe will expand our market opportunities because of its higher transmission rates and lower costs.

Our Mobile Satellite Systems business experienced strong growth for the nine months ended September 30, 2006 compared to the comparable period in 2005, as engineering efforts increased on new projects involving the development of ground based beam forming (“GBBF”) technology, which allow sharing of bandwidth between terrestrial and satellite applications. We expect that our Mobile Satellite Systems revenues will continue to fluctuate due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe that this area is the growth area of the mobile satellite industry as it provides the Company with opportunities to expand its Mobile Satellite Systems business. The Terrestrial Microwave revenues remained relatively flat for the nine months ended September 30, 2006 and 2005 and we anticipate that revenues of this business will fluctuate as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Cost of Services—Our cost of services relate to costs associated with the provision of managed network services. The costs of managed network services primarily consist of satellite capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage its network operations and other project areas. These costs, except for satellite capacity leases and customer care costs, which are dependent on the number of customers served, have remained relatively constant for the nine months ended September 30, 2006 and 2005 despite increasing traffic on our network as we were able to consolidate certain components of our network. In addition, the migration to a single upgraded platform for our Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, satellite capacity has not been a limiting factor in growing the VSAT service business. Satellite capacity is typically sold under long-term contracts by its fixed satellite service (“FSS”) providers and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers. If any anomalies occur with a satellite upon which we lease transponder space, we could experience a disruption of service. In the past, certain anomalies had occurred; however, we were able to provide acceptable service according to the terms of the contracts. Any future anomalies could cause disruptions which lead to increased costs to reposition antennas or in the event of total failure or may cause a contract to terminate. Many of our contracts with FSS providers contain remedies that provide funds that allow us to partially offset any damages we may owe to our customers resulting from such disruptions of service.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for both the VSAT and the Telecom Systems businesses to third-party contract manufacturers. Our cost of hardware relate primarily to the cost of direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes the depreciation of installed equipment under VSAT operating leases over the life of the lease. Under the terms of the new arrangements, in which we do not have a continuing obligation to perform, cost of hardware products sold per unit of equipment sold will initially be higher compared to the arrangement in which we do have a continuing obligation to perform because we will recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. See “Factors Affecting Our Results of Operations—Customer Equipment Financing Arrangements.” As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with the Consumer/SMB business and are comprised of three elements: cost of hardware and related installation; sales and marketing expense; and dealer and customer service representative commissions on new installations/activations. Cost of hardware, including installation, is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Research and Development—Research and development (“R&D”) expenses relate to costs associated with the engineering support for existing platforms and development efforts to build new products and software applications. R&D costs primarily consist of the salaries of certain members of our engineering staff burdened with an applied overhead charge. In addition, we incur other costs for subcontractors, material purchases and other direct costs in support of product development.

Sales and Marketing—Sales and marketing expense primarily consists of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for its domestic and international businesses, as well as other SAC related to the Consumer/SMB business. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense. The portion of SAC related to sales and marketing is expensed as incurred.

General and Administrative—General and administrative expense relates to costs associated with common support functions, such as accounting and finance, risk management, legal, information technology, administration, human resources and senior management. These costs primarily consist of the salaries and related employee benefits for those employees who support such functions, as well as facilities, costs for third-party service providers (such as outside tax and legal counsel and insurance providers) and depreciation of fixed assets, including real estate.

Impact of the April 2005 Transaction and the January 2006 Transaction

On April 22, 2005, we consummated the transactions contemplated by the contribution agreement with SkyTerra, DIRECTV, and DTV Networks dated December 3, 2004. Pursuant to the agreement, DTV Networks contributed to HNS substantially all of its assets and certain liabilities related to its VSAT business, as well as the remaining assets of its SPACEWAY satellite communications platform that is under development and that will not be used in DIRECTV’s direct-to-home satellite broadcasting business. This includes the SPACEWAY 3 satellite which is currently being manufactured by Boeing, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. DIRECTV retained the SPACEWAY 1 and 2 satellites for use in its direct-to-home video entertainment business, and HNS and DIRECTV entered into a reciprocal agreement whereby each party provides certain technical assistance services to the other in connection with the operation of its respective satellites.

As consideration for the sale of DTV Networks’ assets and liabilities to us, we paid DTV Networks $190.7 million in cash, subject to adjustment based principally upon the value of its working capital. SkyTerra then purchased 50% of our equity interests from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra common stock, valued at $17.20 per share on December 3, 2004. Upon consummation of the January 2006 Acquisition, we paid DTV Networks $10.0 million to resolve working capital and other purchase price adjustments. Pursuant to the terms of the April 2005 Transaction, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds pre-closing periods. We have recorded a liability for the estimated amount which we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Upon the consummation of the April 2005 Transaction, we reimbursed both SkyTerra and DIRECTV for all incurred costs, fees and expenses in connection with the transaction.

As part of the April 2005 Transaction, we incurred substantial debt, which resulted in a significant increase in our interest expense. This debt was refinanced and increased in April 2006, further increasing our interest expense. Payments required to service our indebtedness have substantially increased our liquidity requirements as compared to prior years. For more information regarding its debt structure, see “Liquidity and Capital Resources.”

We have completed various cost-saving initiatives that were implemented following the closing of the April 2005 Transaction. Such initiatives include workforce reductions and changes in our SPACEWAY operating costs given the realignment of the SPACEWAY project announced in the third quarter of 2004. The realignment of the SPACEWAY project was due both to the distribution of the first two satellites to DIRECTV and also the effective completion of the development phase of the project. This has resulted in the reduction of labor directly associated with the project and also a significant reduction of support personnel and fixed costs that are no longer required.

Prior to the April 2005 Transaction, we received certain corporate services provided by DIRECTV, including tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance. Subsequent to April 22, 2005, we have been providing these services for ourselves. The cost for these services has not exceeded the amount previously charged by DIRECTV. The costs of services performed by DIRECTV and the allocation of employee benefit program costs for our employees reflected in the financial statements amounted to $11.3 million through April 22, 2005.

As a result of entering into the contribution agreement in connection with the April 2005 Transaction, we performed an impairment analysis of our long-lived assets. Based on the purchase price of the assets, we determined that the fair value of our net assets at the time of execution of the contribution agreement was $265.9 million, which was $150.3 million less than the carrying amount of its net assets at the date of the contribution agreement. Accordingly, we recognized a $150.3 million impairment provision in the fourth quarter of 2004 relating to the excess of the carrying amount of our net assets over their fair value. In recording the impairment provision, we provided a reserve of $5.0 million to reflect certain remaining contract obligations with a vendor that was formerly a related party and allocated the remaining $145.3 million to its long-term assets other than certain real estate assets with an appreciated market value, the VSAT operating lease assets that are recoverable from customer contracts and the remaining net assets of SPACEWAY which had previously been adjusted to fair value as described elsewhere in this report. The April 2005 Transaction was accounted for using the historical basis of accounting with the assets and liabilities carried over at their historical values, as reduced by the impairment recorded in the fourth quarter of 2004.

To give effect to the January 2006 Acquisition, our assets and liabilities were adjusted to estimated fair value in accordance with SFAS No. 141, “Business Combinations.” This preliminary adjustment, which the Company expects to finalize in the fourth quarter of 2006, resulted in the following changes to the Company’s assets and liabilities as of January 1, 2006 (dollars in thousands):

Amount
Increase in assets acquired	$29,399
Increase in liabilities assumed	(18,162)

Increase in net assets acquired	$11,237

Results of Operations for the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Operating costs and expenses as a percentage of total revenues for the three months ended September 30, 2006 and 2005 are as follows (dollars in thousands):

	Three Months Ended September 30, 2006	% of Total Revenues	Three Months Ended September 30, 2005	% of Total Revenues
Revenues:
Services	$112,069	53%	$109,882	55%
Hardware sales	97,546	47%	90,736	45%

Total Revenues	$209,615	100%	$200,618	100%

Operating costs and expenses:
Cost of services	$79,987	38%	$77,210	38%
Cost of hardware products sold	$74,175	35%	$66,641	33%
Research and development	$3,786	2%	$7,494	4%
Sales and marketing	$18,363	9%	$18,476	9%
General and administrative	$12,120	6%	$11,443	6%
Amortization of intangibles	$1,132	1%	$—	*

*	Percentage not meaningful.

Revenues by business segments for the three months ended September 30, 2006 and 2005 are as follows (dollars in thousands):

	Three Months Ended September 30,		Variance	% change
	2006	2005
Revenues:
Services	$112,069	$109,882	$2,187	2%
Hardware sales	97,546	90,736	6,810	8%

Total Revenues	$209,615	$200,618	$8,997	4%

Revenue by end markets:
Consumer/SMB	$74,922	$62,067	$12,855	21%
North American Network Equipment and Services	65,460	71,139	(5,679)	-8%
International Network Equipment and Services	46,226	54,110	(7,884)	-15%

Total VSAT	186,608	187,316	(708)	0%

Mobile Satellite Systems	19,099	7,622	11,477	151%
Terrestrial Microwave & Other	3,908	5,680	(1,772)	-31%

Total Telecom Systems	23,007	13,302	9,705	73%

Total Revenues	$209,615	$200,618	$8,997	4%

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the three months ended September 30, 2006, services revenue increased by $2.2 million, or 2.0%, to $112.1 million from $109.9 million for three months ended September 30, 2005. This increase was primarily attributable to an increase in revenue of $10.3 million in the Consumer/SMB business, which resulted from increases in the subscriber base and average revenue per unit (“ARPU”). The total subscriber base increased 19% to 313,100 at September 30, 2006 from approximately 262,500 at September 30, 2005. ARPU increased slightly to approximately $60 for the three months ended September 30, 2006 from approximately $58 for the three months ended September 30, 2005. Services revenue from the North American Network Equipment and Services business decreased by $4.4 million for the three months ended September 30, 2006 compared to the same period in 2005. The decrease was attributable to a $3.1 million decline in revenue associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV in September 2006 and a $1.7 million reduction in revenue as a result of expired customer contracts.

Services revenue from the International Network Equipment and Services business decreased by $4.2 million for the three months ended September 30, 2006 compared to the same period in 2005. The decrease was primarily due to a $5.6 million reduction in revenues from our European operations due to delays in closing service related orders and renewals with enterprise customers, which subsequently led to a decrease of approximately 800 sites under our service, or 7% of the approximately 14,200 sites at September 30, 2005. These decreases were partially offset by a $0.8 million increase from our Brazilian shared hub operations and a $0.9 million increase from a new regional service for a customer in the Middle East.

Hardware Sales Revenue

For the three months ended September 30, 2006, hardware sales revenue increased by $6.8 million, or 7.5%, to $97.5 million from $90.7 million for the three months ended September 30, 2005.

VSAT—For the three months ended September 30, 2006, VSAT hardware sales revenue decreased by $2.5 million, or 3.2%, to $75.0 million from $77.5 million for the three months ended September 30, 2005. Hardware sales revenue in the Consumer/SMB business increased by $2.5 million mainly due to an increase in activations and lower rebate redemption rate. North American Network Equipment and Services hardware sales revenue for the current quarter decreased by $1.3 million compared to the same period in 2005, primarily due to $3.2 million sales to a lottery provider in 2005 that were not replicated in 2006. In addition, International Network Equipment and Services hardware sales revenue decreased by $3.7 million because of $7.2 million of sales related to a large rural telephony project for the three months ended September 30, 2005, which was not replicated for the same period in 2006. This decrease was offset by $3.4 million of higher sales to independent service providers across the Asia and Africa/Middle East regions.

Telecom Systems—For the three months ended September 30, 2006, hardware sales revenue from the Telecom Systems businesses increased by $9.2 million, or 69.2%, to $22.5 million from $13.3 million for the three months ended September 30, 2005. This increase was primarily due to higher sales of $11.1 million from engineering development activities related to the development of ground based beam forming technology (“GBBF”) under the Mobile Satellite contracts awarded in late 2005. This increase was partially offset by a $1.7 million decrease related to the completion of handset shipments and contractual engineering development efforts of our legacy Mobile Satellite projects.

Cost of Services

For the three months ended September 30, 2006, cost of services increased by $2.8 million, or 3.6%, to $80.0 million from $77.2 million for the three months ended September 30, 2005. Cost of services as a percentage of service revenues increased to 71% for the three months ended September 30, 2006 from 70% for the three months ended September 30, 2005. The increase in the cost of services was primarily due to a higher subscriber base in the Consumer/SMB business which in turn increased satellite capacity lease expense by $6.9 million and cost of customer call and field support of $1.2 million. In addition, the cost of services also increased $0.7 million as a result of an increase in the number of sites under service in our Brazilian operations and by $0.7 million from a services contract with a customer in the Middle East. These increases were partially offset by a $3.2 million decrease in operating costs in Europe, $2.7 million decrease in costs associated with the SPACEWAY program and a $1.0 million reduction in depreciation and transponder lease costs as a result of applying purchase accounting in accordance with SFAS No. 141.

Cost of Hardware Products Sold

For the three months ended September 30, 2006, cost of hardware products sold increased by $7.6 million, or 11.4%, to $74.2 million from $66.6 million for the three months ended September 30, 2005. Cost of hardware products sold as a percentage of hardware revenues increased to 76% for the three months ended September 30, 2006 from 73% for the three months ended September 30, 2005.

VSAT—For the three months ended September 30, 2006, VSAT segment costs decreased by $1.0 million, or 1.7%, to $59.9 million from $58.9 million for the three months ended September 30, 2005. During the current quarter, we shipped approximately 65,300 terminal compared to 63,700 for the comparable period in 2005, a 2.5% increase. The costs associated with additional terminals was offset by a net decrease in depreciation and amortization of $2.1 million as a result of the impact of applying purchase accounting in accordance with SFAS No. 141.

Telecom Systems— For the three months ended September 30, 2006, cost of hardware product sold for the Telecom Systems businesses increased by $6.5 million, or 83.3%, to $14.3 million from $7.8 million for the three months ended September 30, 2005. This increase primarily was driven by a $7.7 million increase in non-recurring engineering costs associated with new contractual Mobile Satellite GBBF technology projects, offset by a $1.0 million decrease in engineering costs stemming from the completion of our legacy Mobile Satellite contracts.

Research and Development

For the three months ended September 30, 2006, research and development (“R&D”) expense decreased by $3.7 million, or 49.3%, to $3.8 million from $7.5 million for the three months ended September 30, 2005. R&D expense as a percentage of revenues also decreased to 2% for the three months ended September 30, 2006 from 4% for the three months ended September 30, 2005. R&D expense decreased primarily due to the assignment of engineers to non-R&D activities such as customer funded programs and to other programs such as SPACEWAY and software projects, which costs are capitalized under FAS 86 or as internally developed software. Approximately $3.4 million of this decrease relates to engineering efforts associated with increased activities on projects that were capitalized during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.

Sales and Marketing

For the three months ended September 30, 2006, sales and marketing expense decreased by $0.1 million, or 0.5%, to $18.4 million from $18.5 million for the three months ended September 30, 2005. Sales and marketing expense as a percentage of revenues remained unchanged at 9% for the three months ended September 30, 2006 and 2005. This increase was primarily due to higher commissions of approximately $0.6 million related to the growth in sales in the Consumer/SMB and enterprise market, which were offset by approximately $0.4 million decrease related to reduced selling and marketing costs in connection with the launch of a new service offering in India in 2005.

General and Administrative

For the three months ended September 30, 2006, general and administrative expense increased by $0.7 million, or 6.1%, to $12.1 million from $11.4 million for the three months ended September 30, 2005. General and administrative expense as a percentage of revenues remained unchanged at 6% for the three months ended September 30, 2006 and 2005. Overall, general and administrative expense has been relatively constant for the three months ended September 30, 2005 with nominal increases as a result of several functional activities such as legal, corporate reporting and tax compliance.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $1.1 million and represented 1% as a percentage of revenue for the three months ended September 30, 2006. There was no amortization expense relating to intangible assets for the same period in 2005.

Operating Income

For the three months ended September 30, 2006, operating income slightly increased by $0.7 million, or 3.6%, to $20.1 million from $19.4 million for the three months ended September 30, 2005. Operating income increased primarily due to an increase in revenues of $9.0 million caused by a 19% increase in the number of Consumer/SMB subscribers and a decrease in depreciation and amortization expense associated with the impact of applying purchase accounting in accordance with SFAS No. 141. The increase in operating income is the result of increased growth in subscribers combined with an increase of ARPU and growth in our Mobile Satellite business. Offsetting these changes were increases in operating costs primarily related to servicing a higher subscriber base and initial amortization expense for intangible assets.

Interest Expense

Interest expense primarily consists of the interest costs associated with our senior debt facilities, VSAT hardware financing and various borrowings by our foreign subsidiaries. For the three months ended September 30, 2006, interest expense increased by $2.0 million, or 21.7%, to $11.2 million from $9.2 million for the three months ended September 30, 2005. This increase was primarily due to the additional debt of $125 million resulting from the refinancing of the $325 million of term loan indebtedness with $450 million of 9  1/2% senior notes due 2014 (the “Senior Notes”). This increase related to Senior Notes was offset by capitalization of interest costs of approximately $1.3 million in connection with the SPACEWAY program and a reduction in interest expense associated with lower levels of debt under VSAT hardware financing of approximately $0.8 million.

Other Income, Net

Other income, net increased by $2.1 million, or 95.5%, to $4.3 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005. The increase was primarily attributable to higher interest income of $1.9 million, interest earned from the additional net cash proceeds of the Senior Notes and an increase in yields earned.

Results of Operations for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Summary of operating costs and expenses as a percentage of total revenues are as follows (dollars in thousands):

	Nine Months Ended September 30, 2006	% of Total Revenues	Nine Months Ended September 30, 2005	% of Total Revenues
Revenues:
Services	$324,871	53%	$313,431	54%
Hardware sales	290,039	47%	265,347	46%

Total Revenues	$614,910	100%	$578,778	100%

Operating costs and expenses:
Cost of services	$227,311	37%	$221,318	38%
Cost of hardware products sold	$237,193	39%	$206,271	36%
Research and development	$18,032	3%	$31,745	5%
Sales and marketing	$58,200	9%	$58,021	10%
General and administrative	$38,054	6%	$44,456	8%
Restructuring costs	$—	*	$1,625	0%
Amortization of intangibles	$3,397	1%	$—	*

*	Percentage not meaningful.

Revenues by business segment for the nine months ended September 30, 2005 and 2006 are as follows (dollars in thousands):

	Nine Months Ended September 30,		Variance	% change
	2006	2005
Revenues:
Services	$324,871	$313,431	$11,440	4%
Hardware sales	290,039	265,347	24,692	9%

Total Revenues	$614,910	$578,778	$36,132	6%

Revenue by end markets:
Consumer/SMB	$215,263	$182,252	$33,011	18%
North American Network Equipment and Services	204,297	204,038	259	0%
International Network Equipment and Services	132,212	139,632	(7,420)	-5%

Total VSAT	551,772	525,922	25,850	5%

Mobile Satellite Systems	49,317	39,135	10,182	26%
Terrestrial Microwave & Other	13,821	13,721	100	1%

Total Telecom Systems	63,138	52,856	10,282	19%

Total Revenues	$614,910	$578,778	$36,132	6%

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the nine months ended September 30, 2006, services revenue increased by $11.5 million, or 3.7%, to $324.9 million from $313.4 million for the nine months ended September 30, 2005. This increase was attributable to revenue increase of $30.6 million in the Consumer/SMB business due to increases in subscriber base and ARPU. The total subscriber base increased to approximately 313,100 at September 30, 2006 from approximately 262,500 at September 30, 2005. ARPU increased slightly to approximately $60 for the nine months ended September 30, 2006 from approximately $58 for the nine months ended September 30, 2005. Services revenue from the North American Network Equipment and Services business decreased by $7.8 million for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease was primarily due to a $3.8 million decline in revenue associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV in the third quarter of 2006 and a $3.3 million reduction in revenue as a result of expired customer contracts. Services revenue from the International Network Equipment and Services business decreased by $12.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. The decrease was the result of decline in revenue from our European operations due to delays in closing service related orders and renewals with enterprise customers, which subsequently lead to a decrease in the total number of sites under service. The total number of sites under service decreased by 7% or approximately 800 sites from approximately 14,200 at September 30 , 2005 to approximately 13,300 at September 30, 2006. These decreases were partially offset by a $2.8 million increase in revenue from our Brazilian operations as the number of enterprise sites under service have more than doubled to approximately 3,600 as of September 30, 2006 from approximately 1,700 at September 30, 2005.

Hardware Sales Revenue

For the nine months ended September 30, 2006, hardware sales revenue increased by $24.7 million, or 9.3%, to $290.0 million from $265.3 million for the nine months ended September 30, 2005.

VSAT—For the nine months ended September 30, 2006, VSAT hardware sales revenue increased by $15.3 million, or 7.2%, to $228.1 million from $212.8 million for the nine months ended September 30, 2005. Hardware sales revenue from the Consumer/SMB business increased by $2.4 million as our subscriber base continue to increase, offset by the introduction of a realignment of the pricing programs, including a combination of a reduced up front price and a mail-in rebate program. North American Network Equipment and Services hardware sales revenue increased by $8.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. The increase was primarily due to $6.6 million of higher equipment sales to existing customers for the first nine months of 2006, offset by lower sales from new customers.

International Network Equipment and Services hardware sales revenue increased by $4.9 million primarily due to $2.5 million in sales to the enterprise and education sectors in India and $2.7 million in sales to the telecommunications and banking sector in Brazil.

Telecom Systems—For the nine months ended September 30, 2006, hardware sales revenue from the Telecom Systems businesses increased by $9.4 million, or 17.9%, to $62.0 million from $52.6 million for the nine months ended September 30, 2005. The increase was primarily related to a $24.8 million increase in revenues from engineering development activities related to the development of ground based beam forming technology (“GBBF”) under Mobile Satellite contracts awarded in late 2005. These increases were offset by a $15.6 million decrease in the completion of handset shipments and contractual engineering efforts on our legacy Mobile Satellite projects.

Cost of Services

For the nine months ended September 30, 2006, cost of services increased by $6.0 million, or 2.7%, to $227.3 million from $221.3 million for the nine months ended September 30, 2005, as cost of services as a percentage of service revenues decreased to 70% for the first nine month of 2006 from 71% for the first nine months of 2005. The increase in the cost of services was the result of the increased subscriber base in the Consumer/SMB business, which in turn resulted in an increase in satellite capacity lease expense of $18.1 million for the nine months ended September 30, 2006 compared to the same period in 2005. In addition, customer service costs increased by $1.5 million primarily related to non-recurring costs associated with the migration from DIRECWAY® to HughesNet as described in “Effects of Strategic Initiatives on Results of Operations.” Furthermore, service operations costs in Brazil increased by $2.3 million as the number of sites in service increased. These increases were partially offset by a reduction of $3.3 million in costs associated with the wind-down of SPACEWAY development program, $7.3 million in costs related to reduced service revenues in Europe, $2.2 million repair and maintenance related costs and backhaul costs and $3.2 million of depreciation and transponder lease costs impacted by applying purchase accounting in accordance with SFAS No. 141.

Cost of Hardware Products Sold

For the nine months ended September 30, 2006, cost of hardware products sold increased by $30.9 million, or 15.0%, to $237.2 million from $206.3 million for the nine months ended September 30, 2005. Cost of hardware products sold as a percentage of revenues increased to 82% for the nine months ended September 30, 2006 from 78% for the nine months ended September 30, 2005.

VSAT—For the VSAT segment, costs increased by $25.5 million or 15.0% to $195.2 million from $169.7 million. This increase was partially the result of additional costs of product manufacturing and support associated with higher product shipments. HNS shipped approximately 21% more terminals in the first nine months of 2006 compared to the first nine months of 2005 as the number of units shipped increased to approximately 191,000 terminals in the first three quarters of 2006 compared to 157,000 terminals in the same period of 2005. In addition, HNS recorded a charge of $10.5 million related to the Company’s decision to shift its primary focus exclusively to the broadband market (see “Effects of Strategic Initiatives on Results of Operations”). Offsetting these increases was a $7.5 million net decrease in depreciation and amortization as a result of the impact of applying purchase accounting in accordance with SFAS No. 141.

Telecom Systems—For the Telecom Systems businesses, cost of hardware product sold increased by $5.4 million, or 14.8%, to $42.0 million from $36.6 million. This increase resulted primarily from a $17.2 million increase in engineering and production costs related to the new contracts in mobile satellite systems and a charge of $1.4 million related to the Company’s decision to shift its primary focus exclusively to the broadband market (see “Effects of Strategic Initiatives on Results of Operations”). Partially offsetting this decrease was a $13.1 million decrease in product and engineering costs related to the completion of deliverables under legacy contracts with large mobile satellite operators.

Research and Development

For the nine months ended September 30, 2006, research and development expense decreased by $13.7 million, or 43.2%, to $18.0 million from $31.7 million for the nine months ended September 30, 2005. R&D expense as a percentage of revenues also decreased to 3% for the nine months ended September 30, 2006 from 5% for the nine months ended September 30, 2005. R&D expense decreased approximately $5.4 million due to the assignment of engineers to other non-R&D activities such as customer funded programs and $8.1 million in connection with other programs such as SPACEWAY and software projects, which costs are capitalized under FAS 86 or as costs related to internally developed software.

Sales and Marketing

For the nine months ended September 30, 2006, sales and marketing expense increased by $0.2 million, or 0.3%, to $58.2 million from $58.0 million for the nine months ended September 30, 2005. Sales and marketing expense as a percentage of revenues decreased, to 9% for the nine months ended September 30, 2006 from 10% for the nine months ended September 30, 2005. The increase in sales and marketing expense is due primarily to a $1.2 million charge in the North America Consumer/SMB business for collection exposure related to resellers and $1.8 million of increased commission expense in North America associated with increased sales and orders. Partially offsetting these increases was a $1.1 million decrease in advertising costs, primarily related to the placement of advertisements and infomercials as a result of changes to lower cost service providers, a $0.3 million decrease in expenses related to Telecom Systems, a $0.8 million decrease in international subsidiary activities, and a $0.6 million decrease in SPACEWAY marketing efforts due to headcount and other cost reductions attributable to DIRECTV's decision that HNS would no longer continue to pursue the business plan of the SPACEWAY program as originally contemplated, which resulted in a reduction in its efforts to introduce existing and prospective customers to the SPACEWAY technology.

General and Administrative

For the nine months ended September 30, 2006, general and administrative expense decreased by $6.4 million, or 14.4%, to $38.1 million from $44.5 million for the nine months ended September 30, 2005. General and administrative expense as a percentage of revenues also decreased to 6% for the nine months ended September 30, 2006 from 8% for the nine months ended September 30, 2005. The decrease in general and administrative expense was primarily due to a net $3.6 million decrease in costs previously allocated to HNS from DIRECTV, a $2.8 million reduction in costs of a contract commitment obligation with a former affiliate, and a $3.1 million decrease related to charges in the nine month period ended September 30, 2005 from DIRECTV for HNS employee participation in DIRECTV’s benefit plans. These decreases were offset by an increase of $1.5 million in legal costs, primarily associated with the Company’s settlement with a customer in China, a $0.6 million increase in various bank charges related to consumer processing fees and other costs in North America.

Amortization of Intangibles

As a result of the January 2006 Acquisition, we have recorded a preliminary estimate of intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $3.4 million for the nine months ended September 30, 2006. There was no amortization expense relating to intangible assets in the prior year. Amortization of intangibles as a percentage of revenue was 0.6% for the nine months ended September 30, 2006.

Operating Income (Loss)

We generated operating income of $32.7 million for the nine months ended September 30, 2006, an increase of $17.4 million compared to $15.3 million for the same period in 2005. Operating income improved as a result of increased revenue in the Consumer/SMB business and VSAT and Telecom systems sales. Improvements in operating income also resulted from product cost reductions related to the next generation VSAT terminal, decreased depreciation expense impacted by applying purchase accounting in accordance with SFAS No. 141, and a decrease in research and development. Initial amortization expense for intangible assets partially offset these improvements.

Interest Expense

Interest expense consists primarily of the gross interest costs we incurred related to the senior debt facilities, VSAT hardware financing and various borrowings by its foreign subsidiaries. For the nine months ended September 30, 2006, interest expense increased by $15.1 million, or 95.6%, to $30.9 million from $15.8 million for the nine months ended September 30, 2005. This increase is due primarily to the refinancing of the $325 million of term indebtedness with the $450 million of Senior Notes. This increase related to Senior Notes was offset by capitalization of interest costs of approximately $3.0 million in connection with the SPACEWAY program; reduction in interest expense associated with lower levels of debt under the VSAT hardware financing of approximately $1.7 million and a one time interest charge of $1.5 million associated with the prepayment of the $325 million term indebtedness in the second quarter.

Other Income, Net

For the nine months ended September 30, 2006, other income, net increased by $5.1 million to $8.1 million from $3.0 million for the nine months ended September 30, 2005. This increase was primarily due to an increase in interest income as a result of investment of the additional net proceeds from the refinancing of our $325 million term indebtedness with the issuance of $450 million of Senior Notes and an increase in yields earned.

Income Tax Expense

For the nine months ended September 30, 2006, income tax expense increased by $1.6 million to $2.1 million from $0.5 million for the nine months ended September 30, 2005. The increase was primarily due to increase in profits at our international subsidiaries in Brazil and India.

Liquidity and Capital Resources

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Cash Flows from Operating Activities

Net cash provided by operating activities improved by $56.5 million to a source of $55.4 million for the nine months ended September 30, 2006 from a use of $1.1 million for the nine months ended September 30, 2005. The increase was principally the result of improvements in working capital primarily in the areas of accounts receivable and inventories. Accounts receivable at September 30, 2006 decreased approximately $33 million from December 31, 2005. The improvements in accounts receivable were primarily due to management’s increased focus and monitoring as well as expanded collections efforts. As a result, the days sales outstanding in accounts receivable decreased by approximately 8 days from 79 days at December 31, 2005 to 71 days at September 30, 2006. Further, inventory balances decreased by $16.9 million from December 31, 2005 to September 30, 2006, during which period the inventory turnover ratio improved from 8.8 turns to 10.9 turns for the respective periods. In addition, from 2005 to 2006, the net income increase of $5.8 million was partially offset by a decrease of $2.3 million in depreciation and amortization.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased by $70.4 million to $134.2 million for the nine months ended September 30, 2006 from $63.8 million for the nine months ended September 30, 2005. The increase in investing activities is primarily due to the net purchase of an incremental $54.3 million in short-term marketable securities that were acquired with the net proceeds of the $450 million Senior Notes offering in 2006, an increase in capital expenditures of $21.1 million.

Capital expenditures for the nine months ended September 30, 2006 and 2005 consist of the following (dollars in thousands):

	Nine Months Ended September 30,
	2006	2005	Variance
Capital Expenditures:
SPACEWAY program	$32,137	$14,000	$18,137
VSAT operating lease hardware	650	3,711	(3,061)
Capitalized software	12,961	9,765	3,196
Other capital expenditures—VSAT	16,711	17,068	(357)
Capital expenditures—other	4,338	1,199	3,139

Total Capital Expenditures	$66,797	$45,743	$21,054

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $85.0 million to $87.4 million for the nine months ended September 30, 2006 from $172.4 million for the nine months ended September 30, 2005. The decrease was primarily due to the repayment of the $325.0 million of term indebtedness, including accrued interest and an early termination fee, with the proceeds of the $450 million of Senior Notes, a significant decrease in net borrowing from DTV Networks and debt issuances costs written off associated with the $325 term indebtedness that was repaid.

Future Liquidity Requirements

We are significantly leveraged. We expect that our principal future liquidity requirements will be for working capital, debt service, the costs to complete and launch the SPACEWAY 3 satellite, and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. On April 13, 2006, we, along with our subsidiary, HNS Finance Corp., as co-issuer, issued the Senior Notes in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our revolving credit facility. A portion of the net proceeds of the offering was used to repay the $325.0 million of term indebtedness incurred pursuant to the April 2005 Transaction, including accrued interest and an early termination fee. The remainder, after paying the fees and expenses associated with the issuance of the Senior Notes, is available to us for general corporate purposes. In connection with the offering, we amended our $50.0 million revolving credit facility pursuant to an amendment and restatement of the credit agreement governing this credit facility. The $50.0 million revolving credit facility is available for borrowings and for issuance of letters of credit. At September 30, 2006, we have issued letters of credit totaling $13.0 million under the revolving credit facility. As a result, the available borrowing capacity under the revolving credit facility as of September 30, 2006 was $37.0 million. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time the Company commenced the registered exchange offer for the Senior Notes. The expiration date for the exchange offer is November 29, 2006, unless extended.

The agreement governing the amended revolving credit facility and the indenture governing the Senior Notes require us to comply with certain covenants, for as long as, (1) in the case of the amended revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving our businesses and properties, maintaining insurance over our assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. The Company was in compliance with all of its debt covenants at September 30, 2006.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding as of September 30, 2006 and December 31, 2005 were $4.9 million and $4.8 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Based on our current and anticipated levels of operations and conditions in its markets and industry, we believe that our cash on hand, cash flow from operations and availability under the revolving credit facility will enable us to meet our working capital, capital expenditure, including budgeted amount of $98.4 million to complete the construction, launch and in orbit testing of SPACEWAY, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations, and to comply with the financial covenants under its debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all. Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are or will be guarantors of the Notes, they will have no obligation, contingent or otherwise, to pay amounts due under the Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to the Company, one of its subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, the Company is currently unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the consent agreement. If ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, we settled such a claim by one of these customers in China for $0.5 million.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Its management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on its consolidated financial position, results of operations, cash flows or ability to conduct its business.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds expire typically when the warranty expires, generally one year after the installation of the equipment.

As of September 30, 2006, we have $27.9 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $13.0 million were issued under the $50.0 million revolving credit facility, $4.8 million were secured by restricted cash, and $10.1 million were secured by letters of credit issued under credit arrangements available to its Indian subsidiaries. Certain of the letters of credit issued by its Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of HNS’ hardware sales occur in the second half of the year due to its customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on the Company’s results of operations.

New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s results of operations or financial position.

We adopted SFAS No. 123R, “Share Based Payment”, a revision of SFAS No. 123 (“SFAS No. 123R”) on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R is effective beginning on January 1, 2006 and provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. As the Company previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R did not have a material impact on the Company’s results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,”, an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers

and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. HNS does not expect the adoption of SFAS No. 155 to have a material impact on its results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not yet determined what impact, if any, FIN 48 will have on its results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements, or SAB No. 108. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The Company has not yet determined what impact, if any, SAB No. 108 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its results of operations or financial position.

Item 3. Quantitative and Qualitative Information about Market Risk

The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as projections by us of future events or losses.

General

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. The Company manages its exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does enter into derivative contracts for speculative purposes.

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, it may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2006, the Company, through an Indian subsidiary, had purchased $2.0 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at September 30, 2006. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $4.9 million as of September 30, 2006.

Interest Rate Risk

The Company has a significant amount of cash that is invested in short-term investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that it diversify investments among United States Treasury securities and other high credit quality debt instruments that it believes to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk.

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to fluctuating interest rates on certain other debt including the $50.0 million revolving credit facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations.

Credit Risk

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While management believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost increases in the last six to twelve months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through September 30, 2006. However, if the Company is unable to mitigate future increases, increases in raw material price could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 4. Controls and Procedures

As of the end of the period covered by this report, members of management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

There has been no change in the Company’s internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in the Company’s Registration Statement on Form S-4 (File No. 333-138009), as amended, which was declared effective by the SEC on October 27, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES NETWORK SYSTEMS, LLC

Date: November 14, 2006	/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)