Form 10-K
period 2006-12-31
Hughes Network Systems, LLC
filed 2007-03-26
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

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

Securities registered pursuant to Section 12(b) of the Act:

N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark if the company is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer.”

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s membership interests outstanding as of March 22, 2007 was as follows:

Class A Membership Interests:    95,000

Class B Membership Interests:    4,650

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. When used in this report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that management’s expectations, beliefs and projections will be achieved.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including in “Item 1A. Risk Factors.”

Item 1.	Business

Unless otherwise indicated or the context requires otherwise, the terms “HNS,” the “Company,” “we,” “us,” and “our” refer to Hughes Network Systems, LLC and its subsidiaries.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, is a telecommunications company formed on November 12, 2004. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of satellite based communications services and equipment. We also provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements.

Since our deployment of the first Ku band very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercialized digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. We started in this business as an equipment and system supplier. During 1988 through 1990, we became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, we leveraged our experience with our enterprise customers and used our technologies to expand our business into other growing markets such as providing broadband internet access services to the consumer/small and medium businesses and other business users, such as small office and home office users in the United States, which we collectively refer to as the Consumer/SMB market. In parallel with the growth of our services business, we have strategically used our technology base and expertise in satellite communication to develop a Telecom Systems segment, which includes a Mobile Satellite Systems business and a Terrestrial Microwave business. Since both divisions of the Telecom Systems segment have low fixed-cost operations that do not require substantial operating cash or further investments, it benefits us significantly. Our most notable success in the Telecom Systems segment has been in the Mobile Satellite Systems business, where we provide complete systems to mobile satellite carriers such as Thuraya, Inmarsat, Mobile Satellite Ventures (“MSV”), ICO and Terrestar. These include gateways, terminals and systems integration services. We had a revenue backlog (which we define as our expected future revenue under customer contracts that are non-cancelable) of approximately $604.8 million and $583.6 million as of December 31, 2006 and 2005, respectively.

As part of our drive for less costly and more efficient technological solution, we plan to launch our next generation SPACEWAY 3 satellite in August 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. SPACEWAY represents the next generation of broadband satellite system, with a unique architecture for broadband data communications. With SPACEWAY, we expect to offer our enterprise and Consumer/SMB customers faster communication rates and to reduce our operating costs substantially through the reduction of third-party satellite transponder lease expenses.

Significant Transactions

On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”), and DTV Network Systems, Inc. (“DTV Networks”), formerly known as Hughes Network Systems, Inc. Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its VSAT, mobile satellite, and terrestrial microwave businesses along with the SPACEWAY 3 satellite, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. In return, the Company paid DTV Networks approximately $200.7 million, including certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement).

To finance, among other things, the initial $190.7 million payment made to DTV Networks, on April 22, 2005, the Company issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. Immediately following the payment by the Company, SkyTerra acquired 50% of the Class A membership interests of the Company from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

On November 10, 2005, HCI, then a wholly owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Company’s Class A membership interests for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006. On December 31, 2005, SkyTerra contributed to HCI the Class A membership interests of the Company it acquired in connection with the April 2005 Transaction. Concurrently with the November 2005 Agreement, the parties thereto entered into agreements governing their relationship after the closing.

Industry Overview and Trends

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communications could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from third-party fixed satellite service providers. The VSAT network can operate as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including e-mail, internet-based virtual private networks (“IP VPN”), video/voice, internet access, internet telephony, distance learning, content distribution and financial transactions.

VSAT networks allow every site in a network to have access to consistent service levels, sometimes with a guaranteed minimum level of quality, compared with terrestrial networks in which service levels across areas may differ both within a single network and across different networks. In addition, VSAT networks have multiple layers of redundancy, including multiple network operation centers and arrangements to shift loads to backup satellites or transponders in the event of a particular satellite and/or transponder’s failure. Another advantage of VSAT satellite solutions is that due to their wireless nature, they are able to be deployed more rapidly than terrestrial services. The VSAT solution provides users with the ability to multicast and broadcast under the same economic model that has enabled the rapid growth in direct-to-home satellite television. As a result, tasks such as the distribution of training videos are achieved efficiently and economically via a VSAT satellite solution.

Business Segments

We operate in two business segments, the VSAT segment and the Telecom Systems segment. The VSAT segment consists of the North American Network Equipment and Services business, the International Network Equipment and Services business and the Consumer/SMB business. Our Telecom Systems segment consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

The following chart summarizes the key elements of our markets, each of which is discussed in further detail below:

	VSAT Segment			Telecom Systems Segment
	North American Network Equipment and Services Business	International Network Equipment and Services Business	Consumer/ SMB Business	Mobile Satellite Systems Business	Terrestrial Microwave Business

Customer Base	• Large enterprise (including Fortune 1000 companies), government and local government agencies in North America	• Large enterprise, Telecom carriers and government agencies located outside of North America	• SMB and single residential users in areas with limited or no DSL or cable coverage	• Mobile satellite-based voice and data service operators	• Cellular mobile operators and local exchange carriers

2006 Revenues	• $281.5 million	• $193.4 million	• $292.3 million	• $71.4 million	• $19.6 million

Products/Service Application(s)

•   VSAT equipment

•   Intranet

•   Internet access

•   E-mail

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Engineering services

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online Learning

•   VSAT equipment

•   Intranet

•   Internet access

•   E-mail

•   IP VPN

•   Multicast file delivery/video streaming

•   Customized business solutions

•   Turnkey managed network services

-   Program and Installation Management

-   Engineering services

-   Maintenance

-   Customer care

•   Inventory management

•   Content distribution

•   Online learning

•   VoIP

			• Internet • ISP services including e-mail • IP VPN • Multicasts file delivery /video streaming	• Turnkey network solutions • Terminal systems equipment	• Microwave- based networking equipment • Wireless backhaul for cellular service providers

Representative Customers

•   Wal-Mart Stores, Inc., ExxonMobil Corporation, Blockbuster Entertainment Corp., GTECH Corporation, T.J. Maxx, McDonald’s Corporation, BP Amoco, Cendant Corporation, Chevron Corporation, Shell, Walgreens, Rite Aid.

•   Volkswagen AG, Tesco, Telefonos de Mexico, VISA International Service Association, Hindustan Lever Ltd., Telkom South Africa, Ericsson/Telstra Australia, the Ministry of Foreign Affairs of Saudi Arabia

				• Thuraya Satellite Telecommunications Company, Inmarsat Ltd., Mobile Satellite Ventures LP, ICO, Terrestar	• Nokia Corporation, Vodafone Italy/Portugal/Spain/Greece, Era/PTC, Wind, T-Mobile Czech Republic, Wireless Nextlink, Crowley Data

See Note 21 to the audited financial statements included in Item 8 of this report for additional information by operating segment and by geographic region.

VSAT Segment

North American Network Equipment and Services Business

Business Overview

A VSAT system uses satellite data communications technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipments and services for uses such as private networking, Intranet and internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to large enterprises. Our North American Network Equipment and Services business offers complete turnkey solutions to large enterprises, including program management, installation, training and support services. We currently serve more than 200 large companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries. Over the past 20 years, we have shipped more than one million satellite terminals to customers in over 100 countries, either directly or through our subsidiaries and international joint ventures. For the years ended December 31, 2006 and 2005, the North American Network Equipment and Services business generated revenues of $281.5 and $288.4 million, respectively.

We maintain our market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancellable contracts with an average duration of three to five years that include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across our network that are tailored specifically to their needs. In some markets, most notably in North America, we deliver services using not only satellite transport platforms, but also using terrestrial transport platforms such as Digital Subscriber Line (“DSL”) and frame relay.

Our networking capabilities have attracted a strong franchisee customer base that includes large national chains. We provide these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our large enterprise customers’ business needs. The market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail and direct marketing, in order to maximize our potential customer base. Our North American sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America.

Installation and Technical Support

We rely extensively on third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams is required to meet certain installation guidelines that we monitor. The entire installation infrastructure is managed, supervised and approved based on our certification standards. We provide our customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. We also provide our customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. In addition, our maintenance support services are provided by a third-party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that we established. Additionally, our help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that we set. Our call center operations currently utilize both in-house and outsourced support.

International Network Equipment and Services Business

Business Overview

We provide satellite communication networks and services to customers worldwide. Our products and services are particularly well-suited to many of our international markets because of the geographic dispersion of our customers as well as the lack of local infrastructure. We have shifted our international focus from providing only hardware to also providing shared-hub services, modeled in part on our North American enterprise business. Shared-hub services are now available both via our own hubs covering Europe, Brazil, Northern Africa, India and the Middle East and through third-party and joint venture operations. For the years ended December 31, 2006 and 2005, the International Network Equipment and Services business generated revenues of $193.4 million and $202.9 million, respectively.

We lease transponder capacity on satellites from multiple providers for our International Network Equipment and Services customers. We also maintain three hub facilities, located in Greisheim, Germany, New Delhi, India and Sao Paulo, Brazil that provide ground support to our international enterprise customers.

We divide our international operations into three separate regions – Europe; South America and the Caribbean; and Africa, Asia and the Middle East. See Note 21 to the audited financial statements included in Item 8 of this report for a summary of our revenues by geographic region.

Our international customers span a wide variety of industries and include state-owned operators as well as private businesses. Our service and product offerings in our International Network Equipment and Services markets are substantially similar to those in our North American Network Equipment and Services market. In addition, we have been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

Sales, Marketing and Distribution

International equipment sales and marketing activities are performed directly through our local sales offices. We currently have sales offices in Germantown, Milton Keynes, Greisheim, Rome, Sao Paulo, Mexico City, New Delhi, Mumbai, Bangalore, Abu Dhabi, Miami, Beijing, Moscow and Jakarta. In addition, depending on the need, we appoint sales representatives in various countries who are compensated on a commission basis. In other areas, notably Africa, the Middle East, China, Japan, the Russian Federation, Australia, Indonesia and Malaysia, we provide our infrastructure equipment to independent third-party operators or joint ventures that in turn provide the satellite communications services to enterprise customers using our manufactured equipment. In addition, we also supply dedicated systems to entities that provide for and operate their own systems. We pursue these dedicated systems sales using a combination of our own sales staff and our sales representative channels.

We have established subsidiaries in Europe, India and Brazil to whom we sell infrastructure and terminal VSAT equipment. These subsidiaries in turn provide end-to-end communication services to their customers. They are fully staffed with local sales, marketing, support, administrative and management staff.

Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian and Brazilian operations provide VSAT installation services for our customers through a network of third-party installers, similar to our North American installation operations, and in certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide for their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland and India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to their end-users. Our customer assistance center maintenance offering includes a customer assistance center that is operated 24 hours per day, 365 days per year, and that is available to our customers worldwide, as well as through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Consumer/SMB Business

Business Overview

Our North American Consumer/SMB business was launched in 2001. Utilizing our VSAT data networking capabilities, we developed a consumer service that reaches all 50 states, Puerto Rico and parts of Canada. With the advent of competing low-cost cable modem and DSL services, we have focused our marketing and sales efforts on the underserved markets that would be less likely to receive terrestrial broadband service. These markets include rural and suburban areas. We deliver broadband internet service with an accompanying set of internet service provider (“ISP”) services such as e-mail and web hosting and offer various service plans to appeal to particular market segments. For the years ended December 31, 2006 and 2005, the Consumer/SMB business generated revenues of $292.3 million and $246.9 million, respectively.

We leverage our experience with our enterprise customers and adapt our technologies to expand our presence in the Consumer/SMB market. We are the largest satellite broadband internet access provider to the Consumer/SMB market in North America. Our focus is expanding our Consumer/SMB market, which we believe is a growth area for us, by packaging access, network and hosted services, normally reserved for large enterprises, into a comprehensive solution suited for the Consumer/SMB market.

The user terminal for our Consumer/SMB customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for all our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland manages the delivery of our service and maintains its quality and performance. The network operations center also provides advanced engineering support to our customer call centers.

Our Consumer/SMB service package consists of a hardware purchase, as well as a non-cancellable long-term service plan with a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

We modify our service offerings from time to time to increase our sales and to provide packages that are attractive to our customers. We also offer a deferred hardware purchase plan that allows our customers to defer the cost of the equipment and installation over a period of up to two years.

Sales, Marketing and Distribution

We have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy and Circuit City. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our Consumer/SMB service offerings are also resold through wholesale relationships with third-parties such as EarthLink.

We market with spot television advertisements as well as through targeted direct mail campaigns. These campaigns are intended to drive customers to one of our direct sales channels, such as our website, or one of our call centers. These advertisements also are designed to support and promote sales through our dealers and retailers.

Installation and Technical Support

Our retail consumer installation and field services are provided by a network of third-party contractors and dealers that are trained and certified by us. Our installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. Our installers and service contractors must complete a certification program, and their work is subject to quality control audits.

We have engaged several companies to provide call center support for our customers. Such companies are organized to handle calls from our retail customers regarding service, billing and installation support, and they provide deep support to our wholesale customers. These centers are supervised by our customer service organization, and they process most consumer calls. We have a staff of technical support personnel that assist these centers with difficult or unusual problems.

SPACEWAY

SPACEWAY represents a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use an advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies, including the following:

•	A fast packet switch and on-board processor which enables, for the first time, direct user-to-user communication at broadband speeds;

•	A technologically advanced antenna, enabling maximum frequency re-use and, therefore, more efficient use of spectrum;

•	10 Gbps of gross capacity which reduces data transport costs to a fraction of the cost of today’s systems; and

•	Operation in the Ka-band which, along with the above technological innovations, will allow SPACEWAY to support transmission speeds up to 8 times faster than today’s typical installed VSATs.

All interfaces to the SPACEWAY system will be standard IP giving it the capability to integrate seamlessly with terrestrial networks. We believe that SPACEWAY will allow us to address a larger market, reduce transponder leasing costs and significantly improve margins.

In connection with the April 2005 Transaction, we acquired the SPACEWAY 3 satellite, related network operations center facilities, certain other ground facilities and equipment and intellectual property rights and the right to purchase one or more SPACEWAY satellites to be manufactured by Boeing in the future. The transaction did not include rights to the first two satellites designed for the SPACEWAY program which have instead been deployed to support DIRECTV’s direct-to-home satellite broadcasting business. We were given the opportunity, at our own cost and expense, to conduct system testing on one of DIRECTV’s SPACEWAY satellites, for an aggregate amount of 30 testing days. We successfully completed such testing on the second SPACEWAY satellite in August 2006.

Our approach to the market for SPACEWAY services can be characterized as follows:

•

Significant Expansion in Business from SMB Customers—SPACEWAY will deliver a range of cost effective and high quality services, from internet access to small private networks to these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base—Once the SPACEWAY has begun service, we anticipate that all new consumer customers will operate over SPACEWAY’s network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY will support higher data rates and offer direct user-to-user network connectivity, we will have the opportunity to offer faster speeds and specialized services aimed at expanding our offerings to large enterprises. We expect such services to include:

-	Frame Plus—a high performance enterprise service that will compete directly in the frame relay market by offering committed info rate and burst rates;

-	IP Plus—which will offer mesh connectivity in two service grades and will compete directly against IP VPNs by offering mesh connectivity in two service grades; and

-	Direct Connect—which will provide a high quality point-to-point connection intended to address markets currently served by T-1 and primary rate interface.

In addition to the SPACEWAY 3 satellite, the SPACEWAY system consists of a Network Operation and Control Center, Satellite Control Facilities (“SCF”) and multiple end-user terminals (“SPACEWAY terminals”).

Telecom Systems Segment

The Telecom Systems segment consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. We consider both our Mobile Satellite Systems and Terrestrial Microwave businesses to be strategic markets that have significant advantages. Neither business requires substantial operating cash or further investments and both are low fixed-cost operations.

Mobile Satellite Systems Business

Our Mobile Satellite Systems business provides turnkey satellite ground segment systems to mobile system operators that include Thuraya, MSV, Inmarsat, ICO and TerreStar. As a part of these system solutions, we provide design and development engineering, user device equipment, RF terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems business is conducted on a competitively contracted basis, typically through large, multi-year contracts. Typically, the operator issues a request for proposal to multiple vendors who respond with appropriate solutions, prices and contract terms. The operator then reviews these proposals and selects a preferred vendor to negotiate a multi-year, turnkey, development and deployment contract. The development contract includes the entire ground segment which consists of the earth station and network operation systems. In addition, the contract may also require development and supply of low-cost portable terminals for voice and data services. Some of these contracts lead to additional enhancement support work as well. For the years ended December 31, 2006 and 2005, the Mobile Satellite Systems business generated revenues of $71.4 million and $48.6 million, respectively.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems business on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks or Ancillary Terrestrial Component (“ATC”). For example, we are currently under contract with Space System Loral for development and deployment of GBBF for two different satellite systems. We are also under contract for development of satellite base stations for MSV. We believe that the ATC operator is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems business has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Terrestrial Microwave Business

We have developed a family of broadband products for point-to-multipoint microwave radio network systems (“PMP”) that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively. Operators employing our system can offer bundled multimedia services that include voice and high-speed data for both local access and/or cellular cell site backhaul links to the mobile switching centers. Our broadband PMP microwave systems have been deployed in North America, Latin America, Europe and Asia. For the years ended December 31, 2006 and 2005, the Terrestrial Microwave business generated revenues of $19.6 million and $20.0 million, respectively.

Our current contracts require us to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or our distributors. Typically, contracts range from one to five years for the supply of equipment with up to eight years of maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave business, but will continue to assess opportunities on a project-by-project basis.

Our Strengths

Leading Global VSAT Provider with Large Installed Customer Base—Over the last 20 years, we have shipped more than one million VSATs to customers in over 100 countries. This large installed base provides excellent opportunities for new and incremental sales for our services and products.

Global Blue-Chip Customer Base with History of High Renewals—Our Network Equipment and Services customers include Fortune 1000 companies and are leaders in the retail, energy, financial, hospitality, automotive and services industries. These customers generally have long-term contracts with an average length of three to five years that contribute to a significant revenue backlog.

Provider of Highly Reliable, End-to-End Communications Networks—We are a leading network provider for enterprises that require consistent, high-quality broadband connectivity across every site, regardless of location. Since we control our entire network from end to end, we are able to offer highly secure and robust communication services. We utilize reliable components and employ redundancy and backup at multiple stages of our network.

Market Leader in Technology and Innovation—We have been a leader in pioneering major advances in satellite data communications technology for more than 20 years. Our innovation has allowed us to both increase service capabilities and reduce the cost of service, which enables us to expand our addressable markets. Our integrated product and service model allows us close proximity to our clients’ business and data network service requirements. Our in-house engineering capabilities have enabled us to design SPACEWAY, one of the most technologically advanced satellite broadband services platforms.

Common Architecture Platform Across our End Markets Gives Us Operating Leverage—We have engineered a common platform for all of our existing VSAT products, which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. Our common platform has allowed us to develop solutions for different end markets such as Consumers/SMBs, utilizing a shared infrastructure. Our network platform includes multi-use terminals with downloadable software components to tailor our services to customer requirements. Common VSAT terminals are now used globally for our large enterprise customers and Consumer/SMBs, which allows us to reduce costs while improving the overall quality of our products and services.

Diversified Revenue Stream—We benefit from the fact that our revenue stream is diversified geographically and consists of a mix of services and hardware sales. In 2006, we derived approximately 51% of our global revenues from providing services and 49% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the VSAT segment, our revenues are well diversified across our customer base and not concentrated in a few large customers. We also have achieved a leading market position in the provision of satellite internet access for Consumers/SMBs in North America. We expect this market to experience continued growth, and we believe that we are well positioned to benefit from this growth.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder —Our senior management team has extensive experience in the satellite communications industry, with an average of over 20 years of experience. We are controlled by various investment vehicles that are affiliated with Apollo Advisors IV, L.P. (“Apollo”), the controlling stockholder of our Parent. Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Strategic Initiatives

Our strategic initiatives include:

Maintain Technology Leadership and Low Cost Position—through successful implementation of our HN7000 VSAT platform and better functionality at lower costs.

Accelerate Growth in Consumer Business—through subscriber growth and margin expansion from SPACEWAY, addition of value-added and higher priced services, and increased distribution capabilities.

Expand International Service Offerings—through continued shift to services revenue, and implementing service application initiatives in India, Brazil and Europe.

Expand Managed Services Offering—through growing full service communications offerings using integrated satellite and terrestrial based solutions.

Competition

The network communications industry is highly competitive. As a provider of data network products and services in the United States and internationally, we compete with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize our network quality, our customization capability, our offering of networks as a turnkey managed service rather than as an equipment sale, our position of a single point of contact for products and services and our competitive prices.

We have encountered competition in our Network Equipment and Services business from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers. Such carriers also offer technological solutions for customer networks, including Integrated Services Digital Network lines and frame relay networks. We are facing increasing competition from ground-based telecommunications service providers that use frame relay and digital network switching to provide competitive network offerings. The increase of cellular coverage and development of General Packet Radio Service technology also is beginning to emerge as a competitive technology for low bit rate applications.

Our VSAT networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small numbers of fixed locations. However, because of a customer’s particular circumstances, the pricing offered by suppliers and the effectiveness of the marketing efforts of the competing suppliers also play a key role in this competitive environment.

Our principal competitors in the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), which offers a full line of VSAT products and services and ViaSat, Inc. (“ViaSat”). In competing with Gilat and ViaSat, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast—Return Channel by Satellite (“DVB-RCS”), which also is recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition for our North American Consumer/SMB markets primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite internet access that would compete with us in North America.

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that we provide. As a provider of communications services in the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (“FCC”). We are subject to the export control laws, sanctions and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, our business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs. In addition, we are subject to regulation by the national communications regulatory authorities of other countries in which we, and under certain circumstances our resellers and distributors, provide service.

Regulation by the FCC

All entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by us and certain of our customers, except under licenses issued by the FCC. Changes in our FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses we hold are granted for ten to fifteen year terms. The FCC also has granted periodic requests by us for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely.

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this universal service contribution through to our customers.

The FCC has also adopted and released two orders governing the obligations of broadband internet access and internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. The first order established that broadband internet access and internet telephony service providers must comply with CALEA, and that all newly-covered service providers must comply by May 14, 2007. The second order addresses the assistance capabilities required of the providers covered by the first order, as well as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement.

Export Control Requirements and Sanctions Regulations

In the operation of our business, we must comply with all applicable export control and economic sanctions laws and regulations of the United States and other countries. Applicable United States laws and regulations include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”).

The export of certain hardware, technical information and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“Bureau”), under the Export Administration Regulations. For example, the Bureau regulates our export of equipment for earth stations in our ground network located outside of the United States. In addition, we cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act (“FCPA”), that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of ITAR relating to exports by us of VSAT technology primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the Consent Agreement, the Company has been unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

Regulation by SPACEWAY’s Licensing Administration

The SPACEWAY 3 satellite is primarily intended to provide services to North America. Our SPACEWAY spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing we use to launch and operate the SPACEWAY 3 satellite, including any conditions imposed by such government. Such conditions may include, for example, that we implement the SPACEWAY satellite system in a manner consistent with certain milestones (such as for the satellite design and construction, ground segment procurement, and launch and implementation of service), that the SPACEWAY satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network.

FCC Licensing of SPACEWAY 3

HCI currently holds a license issued by the FCC to operate SPACEWAY 3 at 95.0° W.L. HCI’s ability to maintain the FCC license is dependent upon the launch of SPACEWAY 3 by April 19, 2010.

International Regulation

We must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which we, or under certain circumstances our resellers, provide services or operate earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In addition, in some countries, there may be restrictions on our ability to interconnect with the local switched telephone network. In certain countries, there are limitations on the fees that can be charged for the services we provide.

Many countries permit competition in the provision of voice, data or video services, the ownership of the equipment needed to provide telecommunications services and the provision of transponder capacity to that country. We believe that this trend should continue due to commitments by many countries to open their satellite markets to competition. In other countries, however, a single entity, often the government-owned telecommunications authority, may hold a monopoly on the ownership and operation of telecommunications facilities or on the provision of telecommunications to, from or within the country. In those cases, we may be required to negotiate for access to service or equipment provided by that monopoly entity, and we may not be able to obtain favorable rates or other terms.

ITU Frequency Registration

The orbital location and frequencies planned for the SPACEWAY 3 satellite are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings to the ITU for SPACEWAY 3 and the coordination process for these filings is underway. We expect to achieve coordination agreements with all the required satellite networks prior to the launch of SPACEWAY 3.

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold United States patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and that we believe will provide for significant acceleration of communication speeds and enhancement of throughput. In connection with the April 2005 Transaction, DIRECTV assigned to us a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also has licensed to us, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, we have granted licenses to use our trademarks and service-marks to resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

We believe that our patents are important to our business. We also believe that, in some areas, the improvement of existing products and the development of new products, as well as reliance upon trade secrets and unpatented proprietary know-how, are important in establishing and maintaining a competitive advantage. We believe, to a certain extent, that the value of our products and services are dependent upon our proprietary software, hardware and other technology, remaining “trade secrets” or subject to copyright protection. Generally, we enter into non-disclosure and invention assignment agreements with our employees, subcontractors and certain customers and other business partners.

Research and Development, Engineering and Manufacturing

We have a skilled and multidisciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30 year history has resulted in the grant of over 450 patents to us and our predecessors and the adoption of our techniques in numerous communication standards in both satellite and terrestrial systems. Of these 450 patents, we currently own 232 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV. See “Item 13. Certain Relationships and Related Transactions—Relationship with DIRECTV.”

With respect to hardware development, our skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including DIRECTV’s set-top receivers and dual mode satellite and cellular hand sets.

As a complement to our hardware development, we also have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our VSAT product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

Our products are designed, manufactured and tested primarily at our facilities in Maryland; however, we outsource a significant portion of the manufacturing of our products to third-parties. Our manufacturing facilities, together with our third-party arrangements, have sufficient capacity to handle current demand. We continuously adjust our capacity based on our production requirements. We also work with third-party vendors for the development and manufacture of components that are integrated into our products. We have implemented a multifaceted strategy focused on meeting customer demand for our products and reducing production costs. Our operations group, together with our research and development group, is working with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Subsidiaries and Joint Ventures

We own a number of subsidiaries and have entered into certain joint ventures that provide marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

Environmental

The Company is subject to various federal, state and local laws relating to the protection of the environment, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”). Our Safety, Health and Environmental Affairs department manages our compliance with all applicable federal and state environmental laws and regulations.

Under the RCRA, we are considered a small quantity generator. As such, we perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached, and to ensure that the waste receptacles are intact. We also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated, and we use a third-party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested and shipped in accordance with Environmental Protection Agency, Department of Transportation, and relevant state regulations.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. We do not maintain any quantities of extremely hazardous materials on our premises, and therefore have relatively modest reporting requirements under the EPCRA.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees and Labor Relations

As of December 31, 2006, together with our consolidated subsidiaries, we had 1,821 employees. Other than 43 of our employees, all of whom are located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. However, we have entered into employment and non-competition agreements with our Chief Executive Officer, Chief Financial Officer and each of our Executive Vice Presidents. We require all employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding Hughes Network Systems, LLC and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K and quarterly reports on Form 10-Q, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Nature and Operation of Our Business

The network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Network Equipment and Services business.

We operate in a highly competitive network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more of our products and/or reduce our per-unit costs to improve or maintain our results of operations. Our Network Equipment and Services business faces competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and internet-based virtual private networks (“IP VPNs”), which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than we do.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. To increase our competitiveness, in some cases, we pair our satellite offerings with terrestrial solutions, which may result in lower margins. We rely on third-parties to implement the terrestrial component of these paired satellite/terrestrial solutions which means that we cannot control the implementation and rollout of these paired satellite/ terrestrial solutions to the same degree as our satellite only solutions. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting the SMB markets and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for VSAT services and regulation and inequitable access remain barriers to new business.

The Consumer/SMB network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer/SMB business.

We face competition for our North American Consumer/SMB satellite internet subscribers primarily from satellite, DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. We have experienced and, may continue to experience, increased competition with the entrance of these new competitors into our market and the increasing build-out and lowering cost of DSL and cable internet access in North America. In addition, terrestrial alternatives do not require our “external dish” which may limit customer acceptance of our products.

We also may face competition from our former parent, DIRECTV. For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.”

If we are unable to develop, introduce and market new products, applications and services on a cost effective and timely basis, or if we are unable to sell our new products and services to existing and new customers, our business could be adversely affected.

The network communications market is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. If we fail to develop new technology or keep pace with significant industry technological changes, our existing products and technology could be rendered obsolete. Even if we keep up with technological innovation, we may not meet the demands of the network communications market. For example, our large enterprise customers may only choose to renew services with us at substantially lower prices or for a decreased level of service. Many of our large enterprise customers have existing networks available to them and may opt to find alternatives to our VSAT services or may renew with us solely as a backup network. If we are unable to respond to technological advances on a cost-effective and timely basis, or if our products or applications are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

Economic factors may result in reduced demand and pricing pressure on our products and services.

The telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. An overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers can affect our business. Any future weakness in the economy or the telecommunications industry would affect us through reduced demand for, and pricing pressure on, our products and services, leading to a reduction in revenues and a material adverse effect on our business and results of operations.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

We lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. See “—The failure to adequately anticipate our need for transponder capacity or our inability to obtain transponder capacity could harm our results of operations.” In the event of a satellite failure, our services may be unavailable for several days to several weeks while backup in-orbit satellites are repositioned and services are moved or while we reposition our customers’ antennas to alternative satellites. We experienced one of these situations in late 2004 with a satellite on which we lease transponder capacity for service in North America. From time to time we also experience brief outages as a result of short-lived anomalies on the satellites we use. In such cases, service is generally restored on the affected satellite on the same day. In most instances, any relocation to an alternative satellite will require prior regulatory approval, which may not be obtained, or obtained in a timely manner. In addition, the entities from which we lease transponder capacity could be severely affected by anomalies affecting their satellites, which could result in disruption to the services they provide to us. An increased frequency of anomalies could impact market acceptance of our services.

Any failure on our part to perform our VSAT service contracts or provide satellite broadband access as a result of satellite failures could result in: (i) a loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of our long-term contracts; (iii) our inability to continue with our subscription-based customers; (iv) incurring additional expenses to reposition customer antennas to alternative satellites; and (v) damaging our reputation, which could negatively affect our ability to retain existing customers or to gain new business. The cancellation of long-term contracts due to service disruptions is an exception to the generally non-cancellable nature of our contracts, and such cancellation would reduce our revenue backlog described in this report. See “—The failure to adequately anticipate our need for transponder capacity or our inability to obtain transponder capacity could harm our results of operations.”

The failure to adequately anticipate our need for transponder capacity or our inability to obtain transponder capacity could harm our results of operations.

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog as well as anticipated future business. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for three to five years, and different leases cover satellites with coverage of different areas or other different features, so we cannot quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the capacity available to us. If we are not able to renew our capacity leases, if our needs for capacity increase prior to new capacity becoming available, if capacity is not available at economically viable rates, or if capacity is unavailable due to any problems of the FSS providers, our business and results of operations would suffer.

In the Consumer/SMB business, we anticipate a certain average bandwidth usage per subscriber. If the actual average bandwidth usage per subscriber increases significantly, we may not be able to acquire adequate transponders to satisfy the customers’ bandwidth requirement. While we may be able to obtain additional transponder capacity, this additional transponder capacity will increase our costs which would adversely impact our business and results of operations.

Our networks and those of our third-party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and result of operations.

We face risks associated with our SPACEWAY 3 satellite.

In addition to the competitive risks for the satellite network services mentioned above, if we are unable to successfully launch and implement our SPACEWAY 3 satellite as a result of any of the following risks, we will be unable to realize the anticipated benefits from our SPACEWAY 3 satellite, and our business and financial condition and results of operations could be adversely affected:

•

Launch risks—There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36-48 months, and obtain other launch opportunities. Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the SPACEWAY 3 satellite, which further limits the launch opportunities for SPACEWAY 3 satellite. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 5% but may be higher. Since 2005, we have been under contract with a launch service provider to launch our SPACEWAY 3 satellite which, until recently, we expected would be launched in August 2007. In January 2007, the launch service provider with which we contracted to launch SPACEWAY 3 experienced a launch failure in attempting to launch a satellite owned by a satellite operator unrelated to us. This failure resulted in an immediate suspension of further launch missions by the launch service provider until the root cause of the failure is understood and mitigated and the launch platform is repaired. To enable a timely launch of SPACEWAY 3, we entered into a contract with an alternative launch service provider on February 28, 2007 to launch our SPACEWAY 3 satellite in August 2007.

•

Cost and schedule risks—We may be required to spend in excess of our current forecast for the launch and launch insurance for our SPACEWAY 3 satellite. The launch of satellites is often subject to delays resulting from launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals.

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from the SPACEWAY 3 satellite. A failure to attract the planned customers in a sufficient number would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of the SPACEWAY 3 satellite. In addition, we will incur startup losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

ITU registration and coordination—Our SPACEWAY 3 spacecraft operations will be subject to the frequency registration process of the ITU. Certain licensing administrations have ITU priority over the ITU filings that we may use for SPACEWAY 3 by virtue of their having made earlier ITU submissions for networks that could experience interference from the operation of the SPACEWAY 3 satellite. It is possible that some of these networks will either cause interference to the SPACEWAY 3 system or require protection from SPACEWAY 3 that will result in operational limitations.

•

Regulatory license risk—The SPACEWAY 3 satellite is primarily intended to provide services to North America. Our SPACEWAY 3 spacecraft operations will be subject to the licensing jurisdiction of the government whose ITU filing we use to launch and operate the SPACEWAY 3 satellite, and we will have to satisfy the licensing conditions imposed by such government. Should we be unable to obtain landing rights in any of the countries in which we intend to provide service, we would then be unable to operate in that country and would loose the resulting revenue. There are two ITU filings for the 95.0° W.L. orbital location which may be used for the SPACEWAY 3 satellite: one made by the U.S. Federal Communications commission (“FCC”) on behalf of our Parent, and the other made by the United Kingdom Office of Communications (“Ofcom”) on behalf of one of our United Kingdom subsidiaries. Ofcom and the FCC have the right to reassign or cancel the satellite filing it made on our or HCI’s behalf, respectively, if we or HCI fail to meet our milestone obligations. If we use the ITU filing made by the FCC, we will be required to reach an operational agreement with our Parent or to obtain FCC approval to transfer such FCC license from our Parent to us. If we use the ITU filing made by the United Kingdom, we will be required to seek additional FCC approvals to serve the United States with a foreign-licensed satellite, which approvals may not be obtained or may not be granted in a timely manner. In addition, we must obtain authorizations from the regulatory agencies of nations other than the United States that we may seek to serve from the 95.0° W.L. orbital location, and we have not yet applied for or received any such authority.

•

In-orbit risks—Our SPACEWAY 3 satellite will be subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described above under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” will apply to our SPACEWAY 3 satellite. To the extent there is an anomaly or other in-orbit failure with respect to our SPACEWAY 3 satellite, we will not have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, we could be required to reposition the antennas of our customers, which could require new or modified licenses from regulatory authorities.

•

Insurance risks—We intend to seek launch and in-orbit insurance for our SPACEWAY 3 satellite, but we may not be able to obtain insurance on reasonable economic terms or at all. If we are able to obtain insurance, it will contain customary exclusions and will not likely cover the full cost of constructing and launching our SPACEWAY 3 satellite, nor will it cover business interruptions or similar losses. In addition, the occurrence of any anomalies on other satellites or on SPACEWAY 3, may materially adversely affect our ability to insure SPACEWAY 3 at commercially reasonable premiums, if at all.

•

Novel design—Our SPACEWAY 3 satellite employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

Our separation from DIRECTV has required us to incur additional costs to operate as a stand-alone entity, and we face risks associated with the separation.

Following the April 2005 Transaction, we had to begin providing for certain services as a stand-alone company that previously were provided, at least in part, by DIRECTV, including our own tax advisory services, treasury/cash management operations, risk management, audit, employee benefits and business insurance. In addition, we must implement financial and disclosure control procedures and corporate governance practices that enable us to comply with the Sarbanes-Oxley Act of 2002 and related SEC rules. For example, we will need to further develop accounting and financial capabilities, including development of documentation related to internal control policies and procedures. Failure to quickly establish the necessary controls and procedures would make it difficult to comply with SEC rules and regulations with respect to internal control and financial reporting. Further, the actual costs of providing these services could exceed our expectations, which could have an adverse effect on our financial condition and results of operations.

DIRECTV may compete with us in certain sectors and subject to certain conditions.

While we have entered into a non-competition agreement with DIRECTV in connection with our separation from DIRECTV in 2005, DIRECTV has retained the right to compete with us in selling data services to consumers at all times and may compete with us in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2010. In addition, while the non-competition agreement restricts DIRECTV from using its two SPACEWAY satellites for data service offerings that would directly compete with us, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with our business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with us after the non-competition agreement expires on April 22, 2010.

Because we depend on being awarded large-scale contracts in competitive bidding processes, losing a modest number of bids could have a significant adverse effect on our results of operations.

In 2006 and 2005, substantially all sales revenue in our network equipment and services business was derived from large-scale VSAT network contracts that were awarded to us following competitive bidding. The number of major procurements for VSAT-based networks in any given year is limited and the competition is intense. Losing a modest number of such bids each year could have a significant adverse effect on our results of operations. In addition, our period to period results may fluctuate in any given year based on the timing of these large-scale contracts.

We have reported losses once in the last three years and may incur losses in the future, and we may not be able to sustain the revenue growth that we have experienced in recent years.

For the years ended December 31, 2006 and 2005, we generated net income of $19.1 million and $24.0 million, respectively and a net loss of $1,433.5 million for the year ended December 31, 2004. Although our revenues have grown in recent years, we may be unable to sustain such growth rates in light of changing market or economic conditions. In addition, any inability on our part to control costs could cause our business, financial condition and results of operations to suffer.

We are dependent upon suppliers of components, manufacturing outsourcing, installation and customer service, and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost increases in the last six to 12 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these raw material cost increases, such increases could have an adverse impact on our product costs.

•

Manufacturing outsourcing—While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•

Installation and customer support service—Each of our North American and international operations utilize a network of third-party installers to deploy our hardware. In addition, a portion of our customer support and management is provided by offshore call centers. Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers or the occurrence of negligent and careless acts could adversely affect our reputation, renewal rates and ability to win new business.

Our failure to develop, obtain or protect our intellectual property rights could adversely affect our future performance and growth.

Our success depends on our ability to develop and protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect certain aspects of our business. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. As such, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position. We may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for our business.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. Further, we cannot assure you that competitors will not infringe our patents. In addition, it may be possible for third-parties to reverse-engineer, or otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. If we fail to prevent substantial unauthorized access to our trade secrets, we risk the loss of those intellectual property rights and whatever competitive advantage they provide us.

Claims that our services and products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our revenue.

We have in the past received, and may in the future receive, communications from third-parties claiming that we or our products infringe upon the intellectual property rights of third-parties. We have also been named in the past, and may in the future be named, as a defendant in lawsuits claiming that our services or products infringe upon the intellectual property rights of third-parties. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or products infringes on valid and enforceable intellectual property owned by others, we may be liable for money damages and may be required to cease developing or marketing those services and products, unless we obtain licenses from the owners of the intellectual property or redesign those services and products in such a way as to avoid infringing on those intellectual property rights. If a third-party holds intellectual property rights, it may not allow us to use its intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third-parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products we provide. Third-parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

In addition, our patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents, trademarks and other rights afford us. If we lose the use of a product name or brand name, our efforts spent building that brand may be lost, and we will have to rebuild a brand for that product, which we may or may not be able to do, and which would cause us to incur new costs in connection with building such brand name. If we are involved in a patent infringement suit, even if we prevail, there is no assurance that third-parties will not be able to design around our patents, which could harm our competitive position.

If we are unable to license technology from third-parties on satisfactory terms, our developmental costs could increase and we may not be able to deploy our services and products in a timely manner.

We depend, in part, on technology that we license from third-parties on a non-exclusive basis and integrate into our products and service offerings. Licenses for third-party technology that we use in our current products may be terminated or not renewed, and we may be unable to license third-party technology necessary for such products in the future. Furthermore, we may be unable to renegotiate acceptable third-party license terms to reflect changes in our pricing models. Changes to or the loss of a third-party license could lead to an increase in the costs of licensing or inoperability of products or network services. In addition, technology licensed from third-parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could expose us to significant liability and significantly reduce our revenues.

Our products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and our quality control procedures. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which have different specifications and utilize multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks to meet our customers’ requirements. The occurrence of any defects, errors or failures in our products or network services could result in: (i) incurring additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns; (v) diversion of our resources; (vi) legal actions by our customers or our customers’ end users, including for damages caused by a defective product; and (vii) the issuance of credits to customers and other losses to us, our customers or end users. If our products and network services do not perform their intended function, customer installations could be delayed or orders for our products and services could be cancelled, which could significantly reduce our revenues. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability. In addition, our insurance would not cover the cost of correcting significant errors, defects, design errors or security problems.

Our Parent is majority-owned by Apollo Investment Fund IV, L.P. (“Apollo”) and Apollo’s interests may conflict with those of the holders of our 9.5% Senior Notes (the “Senior Notes”).

As of December 31, 2006, Apollo owned in the aggregate 12,408,611 shares, or approximately 65.3%, of HCI’s outstanding common stock. Therefore, Apollo has control over HCI’s management and policies, such as the election of its directors, the appointment of new management and the approval of any other action requiring the approval of HCI stockholders, including any amendments to its certificate of incorporation and mergers or sales of all or substantially all of its assets. The interests of Apollo may not in all cases be aligned with the holders of our Senior Notes. For example, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of Apollo might conflict with those of the holders of the Senior Notes. Furthermore, Apollo may in the future own businesses that directly or indirectly compete with us. Currently, Apollo has an interest in Intelsat, Ltd., who leases satellite transponder capacity and has an ownership interest in WildBlue Communications, Inc., one of our competitors in the North American consumer market. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Apollo has other investments in the satellite and telecommunications industry and, subject to limitations contained in our LLC agreement regarding affiliate transactions, they may cause us to enter into transactions with their affiliates to buy or sell assets.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HCI’s and our senior management team to remain competitive in our industry. The loss of one or more members of HCI or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy continues to improve. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

Risks Related to the Regulation of Our Business

We may face difficulties in obtaining regulatory approvals for our provision of telecommunications services, and we may face changes in regulation, each of which could adversely affect our operations.

In a number of countries where we operate, the provision of telecommunications services is highly regulated. In such countries, we are required to obtain approvals from national and local authorities in connection with most of the services that we provide. In many jurisdictions, we must maintain such approvals through compliance with license conditions or payment of annual regulatory fees.

While the governmental authorizations for our current business generally have not been difficult to obtain in a timely manner, the need to obtain particular authorizations in the future may delay our provision of current and new services. Moreover, the imposition by a governmental entity of conditions on our authorizations, or the failure to obtain authorizations necessary to launch and operate satellites or provide satellite service, could have a material adverse effect on our ability to generate revenue and conduct our business as currently planned. Violations of laws or regulations may result in various sanctions including fines, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations.

Future changes to the regulations under which we operate could make it difficult for us to obtain or maintain authorizations, increase our costs or make it easier or less expensive for our competitors to compete with us. See “Item 1. Business—Government Regulation.”

In particular, the FCC recently adopted and released two orders governing the obligations of broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services. The first order established that broadband Internet access and Internet telephony service providers must comply with CALEA, and that all newly-covered service providers must comply by May 14, 2007. The second order addresses the assistance capabilities required of the providers covered by the first order, as well as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. We may be required to make changes in our system architecture in order to comply with the FCC’s orders in this proceeding. We may be unable to satisfy the compliance deadline established by the new FCC orders on CALEA, which could subject us to possible enforcement actions.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’ Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical information relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security “the Bureau” under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by us of VSAT technology, primarily to China. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, arising out of separate violations of ITAR. Under the consent agreement, which applies to us, DIRECTV agreed to pay a $4.0 million fine over a period of three years and we are required to establish and maintain a special compliance official for a period of three years. The special compliance official is an independent contractor with authority to oversee matters relating to compliance with the ITAR. We have satisfied the requirement in the consent agreement that we spend $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of our subsidiaries in China was debarred from conducting certain international business, although we may seek reinstatement in the future. As a result of the voluntary disclosure and consent agreement, we have been unable to perform our obligations under certain contracts in China and South Korea addressed by the consent agreement. If ultimately unable to perform, we may be liable for certain damages, which are not expected to be material. In June 2006, we settled such a claim from one of our customers in China for $0.5 million.

Further violations of these laws or regulations may result in significant additional sanctions including fines, onerous compliance requirements, extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our foreign operations expose us to risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for 26% of our revenue for the year ended December 31, 2006, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, China, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations, and over the last 20 years we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

•

Complications in complying with restrictions on foreign ownership and investment and limitations on repatriation—We may not be permitted to own our operations in some countries and may have to enter into partnership or joint venture relationships. Many foreign legal regimes restrict our repatriation of earnings to the United States from our subsidiaries and joint venture entities. We may also be limited in our ability to distribute or access our assets by the governing documents pertaining to such entities. In such event, we will not have access to the cash flow and assets of our joint ventures.

•

Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare—Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our clients. Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil, India and China and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our financial statements. Because our foreign subsidiaries and joint ventures operate in foreign currencies, fluctuations in currency exchange rates have affected, and may in the future affect, the value of profits earned on international sales. In addition, we operate our business in countries that historically have been and may continue to be susceptible to recessions or currency devaluation, including Argentina and Indonesia in recent years.

•

Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war—As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, our property or danger to our personnel.

•

Competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors—Many of the countries in which we conduct business have traditionally had state owned or state granted monopolies on telecommunications services that favor an incumbent service provider. We face competition from these favored and entrenched companies in countries that have not deregulated. The slower pace of deregulation in these countries, particularly in Asia and Latin America, has adversely affected the growth of our business in these regions.

•

Customer credit risks—Customer credit risks are exacerbated in foreign operations because there is often little information available about the credit histories of customers in the foreign countries in which we operate.

We may face difficulties in accurately assessing and collecting contributions towards the Universal Service Fund.

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this universal service contribution through to our customers.

Because our customer contracts often include both telecommunications, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from its customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed through the wrong amount to its customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and the contribution obligations of third parties that provide communication services that we use to provide our services. Any such change to the universal service contribution rules could increase or decrease our costs of providing service to our customers.

Risks Related to our Indebtedness

Our high level of indebtedness could adversely affect our ability to raise additional capital to fund our operations and could limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations.

We are significantly leveraged. The following table shows our level of indebtedness as of December 31, 2006 (in thousands):

December 31, 2006
Senior notes	$450,000
VSAT hardware financing	41,818
Revolving bank borrowings	2,174
Term loans payable to banks	2,408

Total debt	$496,400

Subsequent to year-end, the Company borrowed an additional $115 million from a syndicate of banks (“Term Loan Facility”) on February 23, 2007. Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, investments in new technologies and future business opportunities;

•

our Revolving Credit Facility, as defined in Note 14 to the audited financial statements included in Item 8 in this report, and certain of our unsecured term loans are at a variable rate of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt or more financial resources; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate cash to meet our debt service needs.

Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us in amounts sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

If we are unable to service our debt, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may be unable to affect any of these remedies on satisfactory terms, or at all. The Revolving Credit Facility, the Term Loan Facility and the indenture that governs the Senior Notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations then due.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our revolving credit facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which could result in the holders of the Senior Notes losing their investment.

As of December 31, 2006, we had $37.7 million available for secured borrowings under our revolving credit facility (after giving effect to the issuance of $12.3 million of letters of credit). If new debt is added to these current debt levels, the related risks that we and our subsidiary guarantors now face could intensify. The subsidiaries that guarantee the Senior Notes are also guarantors under our Revolving Credit Facility and the Term Loan Facility. See Note 14 to our audited financial statements included in Item 8 of this report.

Covenants in our debt agreements will restrict our business in many ways.

The indenture governing the Senior Notes and the credit agreement governing the Term Loan Facility contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	incur liens;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from our subsidiaries;

•	sell assets and capital stock of our subsidiaries;

•	enter into certain transactions with affiliates;

•	consolidate or merge with or into, or sell substantially all of our assets to, another person; and

•	enter into new lines of business.

In addition, our Revolving Credit Facility contains restrictive covenants. A breach of any of the covenants under the indenture, the Revolving Credit Facility or the Term Loan Facility could result in a default under our revolving credit facility and/or the Senior Notes and/or the Term Loan Facility. Upon an event of default under our revolving credit facility, the lenders could elect to declare all amounts outstanding under our revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our revolving credit facility could proceed against the collateral that secures that indebtedness. We have pledged a significant portion of our assets as collateral under our revolving credit facility.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. The following table sets forth our owned and leased properties as of December 31, 2006:

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	68,300	Engineering, office space
Gaithersburg, Maryland	Leased	32,600	Warehouse
Griesheim, Germany*	Leased	30,900	Corporate headquarters (Europe), shared hub, operations
Gurgaon, India	Leased	46,100	Corporate headquarters (India), shared hub, operations, warehouse
Milton Keynes, England	Leased	18,000	Back office support and operations (Europe)
Southfield, Michigan*	Leased	15,000	Shared hub
Alexandria, Virginia	Leased	15,000	Warehouse
Las Vegas, Nevada*	Leased	14,900	Shared hub, backup network operation and control center Spaceway
San Diego, California	Leased	13,800	Engineering, sales
Delhi, India	Leased	13,600	Office, warehouse
Mumbai, India	Leased	10,000	Warehouse, shared hub
Shanghai, PRC	Leased	8,200	Repair, sales, marketing
Sao Paulo, Brazil	Leased	6,700	Sales, marketing, operations
Kolkata, India	Leased	6,300	Warehouse
Griesheim, Germany	Leased	5,240	Warehouse space
Bangalore, India	Leased	4,300	Warehouse
Gaithersburg, Maryland	Leased	3,500	Warehouse
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,600	Sales, marketing
Edison, New Jersey	Leased	2,508	Sales
Jakarta, Indonesia	Leased	1,182	Sales, marketing, operations
Moscow, Russia	Leased	1,081	Sales, marketing
Lomas de Chaputepec, Mexico	Leased	600	Sales, marketing, operations
Dubai, United Arab Emirates	Leased	500	Sales
Irving, Texas	Leased	280	Sales
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales
Rio de Janeiro, Brazil	Leased	160	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

The Company is periodically involved in litigation in the ordinary course of our business alleging intellectual property infringement claims, product liability claims, property damage claims, personal injury claims, contract claims, employment related claims and worker’s compensation claims. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we are required to enhance our export compliance program to avoid future infractions. As a result of the voluntary disclosure and consent agreement we have been unable to perform our obligations under certain contracts in China and South Korea addressed by the consent agreement. If ultimately unable to perform, we may be liable for certain damages, which are not expected to be material. In June 2006, we settled such a claim with one of our customers in China for $0.5 million.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The selected financial data presented below for each of the five years ended December 31, 2006, 2005, 2004, 2003 and 2002 is derived from our audited financial statements.

Pursuant to the December 2004 Agreement, DTV Network Systems, Inc. (“DTV Networks”) prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004 included herein are referred to as “Prior Predecessor” results; the financial results for the period from April 23, 2005 through December 31, 2005 included herein are referred to as “Predecessor” results; and the financial results for the year ended December 31, 2006 included herein are referred to as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in HNS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting” (Note 5 to the audited financial statements included in Item 8 of this report).

The selected financial data presented below should be read in conjunction with our financial statements, the notes to our financial statements and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor	Predecessor	Prior Predecessor
	Year Ended December 31, 2006	April 23, to December 31, 2005	January 1, to April 22, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Consolidated Statement of Operations data:
Revenues	$858,225	$583,468	$223,441	$789,350	$751,148	$723,141
Operating costs and expenses:
Cost of revenues	637,291	415,657	174,559	629,015	689,309	666,270
Sales, general and administrative expense	134,058	80,658	50,142	158,102	165,307	179,865
Research and development	23,058	19,102	18,194	55,694	34,073	40,041
Amortization of intangibles	6,144	-	-	-	-	-
Restructuring costs	-	1,443	1,625	10,993	4,113	10,336
SPACEWAY impairment provision(1)	-	-	-	1,217,745	-	-
Asset impairment provision(2)	-	-	-	150,300	-	-

Total operating costs and expenses	800,551	516,860	244,520	2,221,849	892,802	896,512

Operating income (loss)	57,674	66,608	(21,079)	(1,432,499)	(141,654)	(173,371)
Interest expense	(46,041)	(22,744)	(1,631)	(7,466)	(12,197)	(8,726)
Interest and other income	10,908	3,011	102	6,577	1,000	1,171

Income (loss) before income tax expense; minority interest in net (earnings) losses of subsidiaries; equity in earnings (losses) of affiliates; and cumulative effect of accounting change	22,541	46,875	(22,608)	(1,433,388)	(152,851)	(180,926)
Income tax expense	(3,276)	(693)	(180)	(32)	(2,199)	(3,117)
Minority interests in net (earnings) losses of subsidiaries	(163)	366	231	(64)	(678)	(358)
Equity in earnings (losses) of unconsolidated affiliates	-	23	34	-	(1,298)	(7,773)

Income (loss) before cumulative effect of accounting change	19,102	46,571	(22,523)	(1,433,484)	(157,026)	(192,174)
Cummulative effect of accounting change(3)	-	-	-	-	-	(15,968)

Net income (loss)	$19,102	$46,571	$(22,523)	$(1,433,484)	$(157,026)	$(208,142)

(1)

In the third quarter of 2004, DIRECTV determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that two of the SPACEWAY satellites and certain support equipment would be transferred to an affiliated company. These decisions triggered the need to perform an asset impairment analysis on the carrying amount of the SPACEWAY assets since the ultimate use of these assets differed from their original intended purpose. The impairment provision reflected the result of the impairment analysis and represented the excess of the previously capitalized costs over the fair values as determined by the analysis.

(2)

As a result of the April 2005 Acquisition, we performed an impairment analysis on the carrying value of our net assets. Based on the purchase price for the assets in the April 2005 Acquisition, we determined that the fair value of our net assets was $150.3 million less than the carrying amount of our net assets at the date of the contribution agreement. Accordingly, we recognized an impairment provision in the fourth quarter of 2004 relating to the excess of the carrying amount of our net assets over their fair value.

(3)

Effective January 1, 2002, we changed our method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of adopting SFAS No. 142, we recorded a $16.0 million charge representing our share of the goodwill impairment of an equity method investee, and this charge is reflected as a “Cumulative effect of accounting change” in the combined consolidated statement of operations in 2002.

	Successor	Predecessor	Prior Predecessor
	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002
	(in thousands)
Balance Sheet data:
Cash and cash equivalents	$99,098	$113,267	$14,807	$41,965	$71,180
Working capital(1)	$261,554	$219,487	$72,893	$155,740	$256,249
Total assets	$912,390	$756,524	$586,884	$2,316,940	$2,326,360
Total debt	$496,400	$372,022	$90,222	$135,132	$197,429
Total equity	$198,303	$164,592	$261,498	$1,947,056	$1,898,342

(1)	Defined as current assets less current liabilities for the respective period.

	Successor	Predecessor	Prior Predecessor
	Year Ended December 31, 2006	April 23, to December 31, 2005	January 1, to April 22, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(in thousands)
Statement of Cash Flows data:
Net cash provided by (used in) operating activities	$91,733	$93,452	$(52,696)	$87,736	$50,572	$(134,041)
Net cash used in investing activities	$(182,634)	$(83,482)	$(25,165)	$(122,819)	$(216,819)	$(465,959)
Net cash provided by (used in) financing activities	$77,181	$(15,649)	$179,155	$7,060	$135,795	$607,254

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our financial statements and the notes to those financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS,” “we” or the “Company”) is a telecommunications company. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of satellite based communications services and equipment. We also provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to specific customer requirements.

We operate in two business segments, the VSAT segment and the Telecom Systems segment. The VSAT segment consists of the North American Network Equipment and Services business, the International Network Equipment and Services business and the Consumer/SMB business. Our Telecom Systems segment consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

In connection with the April 2005 Transaction, as described below, we acquired the SPACEWAY 3 satellite, which currently is being manufactured by Boeing, as well as its related network operations center facilities, certain other ground facilities and equipment and intellectual property rights and the right to purchase one or more additional SPACEWAY satellites to be manufactured by Boeing in the future. SPACEWAY represents the next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use an advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies. We believe the launch of the SPACEWAY 3 satellite and the rollout of the SPACEWAY system will allow us to address a larger market, reduce transponder leasing costs and significantly improve margins.

Significant Transactions

As of January 1, 2006, the Company became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in the Company in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting.” Pursuant to the December 2004 Agreement, DTV Network Systems, Inc., (“DTV Networks”), formerly known as Hughes Network Systems, Inc., prepared “carved-out” historical financial statements for its very small aperture terminal (“VSAT”), mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results for the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004 of DTV Networks are referred to as “Prior Predecessor” results, and the financial results for the period from April 23, 2005 through December 31, 2005 are refered to as “Predecessor” results and the financial results for the year ended December 31, 2006 of the Company are referred to as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts.

On April 22, 2005, we consummated the transactions contemplated by the contribution agreement with SkyTerra, DIRECTV and DTV Networks dated December 3, 2004 (the “April 2005 Transaction”). Pursuant to the agreement, DTV Networks contributed to HNS substantially all of its assets and certain liabilities related to its VSAT business, as well as the remaining assets of its SPACEWAY satellite communications platform that is under development and that will not be used in DIRECTV’s direct-to-home satellite broadcasting business. This includes the SPACEWAY 3 satellite which is currently being manufactured by Boeing, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. DIRECTV retained the SPACEWAY 1 and 2 satellites for use in its direct-to-home video entertainment business, and HNS and DIRECTV entered into a reciprocal agreement whereby each party provides certain technical assistance services to the other in connection with the operation of its respective satellites.

As consideration for the sale of DTV Networks’ assets and liabilities to us, we paid DTV Networks approximately $200.7 million in cash, including an adjustment based principally upon the value of its working capital. SkyTerra then purchased 50% of our equity interests from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra common stock, valued at $17.20 per share on December 3, 2004. Pursuant to the terms of the April 2005 Transaction, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds related to the pre-closing periods. We have recorded a liability for the estimated amount which we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Prior to the April 2005 Transaction, DIRECTV performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DIRECTV that have been replaced by the Company include the treasury, audit and income tax functions. The Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DIRECTV on the Company’s behalf for these functions. In addition, DIRECTV performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DIRECTV, and DIRECTV allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable. Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Predecessor financial statements, the Predecessor financial information included herein may not reflect the financial position, results of operations, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2006, 2005 and 2004, we generated net income of $19.1 million and $24.0 million and a net loss of $1,433.5 million, respectively. The loss in 2004 includes the impairment charges associated with SPACEWAY and other asset impairment provisions. See “Factors Affecting Our Results of Operations—SPACEWAY Impairment Charge.” We expect our results of operations to improve as we continue to focus our investments in technology, further develop and expand our Consumer/SMB VSAT business, launch our SPACEWAY 3 satellite and commence operations of our SPACEWAY network.

Broadband Market Focus—In 2006, our results of operations were negatively impacted by our decision to shift our primary focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a charge in the second quarter of 2006 of $11.9 million for excess or obsolete inventories to reduce net book value of the narrowband products to their net realizable value, and substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold and primarily related to the VSAT segment.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV. As a result, we launched our new brand name, HughesNet™, in April 2006 and have completed the transition from DIRECWAY® to HughesNet. The total cost of introducing and implementing the new brand name was approximately $1.5 million.

Technology—We have incorporated advances in semiconductor technology to increase the functionality and reliability of our VSAT terminals and reduce manufacturing costs. In addition, through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our transponder capacity and invest in our research and development efforts to maintain our position as a leader in VSAT technology.

Consumer/SMB VSAT—Since the launch of our two-way consumer VSAT business in 2001, we have made significant investments in our business. We targeted the Consumer/SMB market as we determined that there was a large segment underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. Since that time, our improvements in our offerings include increased data rates, higher functionality and lower terminal costs. We believe our approach will position us to compete more effectively with alternative technologies and satellite service competitors. We expect to continue to make these investments in future periods.

Since that time we continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with the launch of our Consumer/SMB hardware and service offerings, and we incurred significant costs including purchases of transponder capacity and subscriber acquisition costs related to hardware and associated marketing costs. We had a customer base of approximately 327,500 subscribers at December 31, 2006 that generated revenues of $292.3 million in 2006.

SPACEWAY—As part of our focus for less costly and more efficient technological solutions, we plan to launch our next generation, SPACEWAY 3, satellite in August 2007 and introduce service in North America on SPACEWAY’s network approximately six months following the launch. With SPACEWAY 3, we will be able to offer our customers faster communication rates and expect to reduce our operating costs substantially through the reduction of third-party transponder capacity expense. By utilizing Ka-band frequency spectrum and SPACEWAY 3’s onboard processing capabilities, we anticipate that SPACEWAY 3 will enable us to expand our business significantly by migrating our existing enterprise and Consumer/SMB VSAT customers onto the SPACEWAY platform and increase our addressable market in the enterprise and Consumer/SMB market by offering various IP services and mesh connectivity similar to frame relay, T-1 and other alternative services.

Our results of operations for 2004 reflect the incremental organizational, infrastructure and other administrative costs associated with the development of three SPACEWAY satellites, associated network operations centers and other ground facilities. See “Factors Affecting Our Results of Operations—SPACEWAY Impairment Charge.” In 2004, DIRECTV transferred two of the SPACEWAY satellites to one of DIRECTV’s affiliates, while we retained the third SPACEWAY satellite.

Factors Affecting Our Results of Operations

SPACEWAY Impairment Charge—Prior to September 30, 2004, certain hardware costs relating to the construction of the three SPACEWAY satellites, associated network operations centers and other ground facilities had been capitalized as construction in progress over the period of construction through September 30, 2004. In the third quarter of 2004, DIRECTV determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would transfer the SPACEWAY 1 and 2 satellites and certain support equipment and other satellite related costs to one of its affiliates for use in its direct-to-home satellite broadcasting business. Subsequently, DIRECTV determined that it would include the remaining SPACEWAY assets as a component of the businesses being sold by it. DIRECTV also assumed responsibility for the satellite manufacturing contract with Boeing covering all three of the satellites. These decisions by DIRECTV triggered the need to perform an asset impairment analysis on our investment in SPACEWAY since the ultimate disposition of this investment differed from its original intended purpose. Previously capitalized costs in excess of fair value of $1,217.7 million were recognized as a SPACEWAY impairment provision in the third quarter of 2004.

Restructuring—There were no restructuring charges in 2006. During 2005 and 2004, we recognized restructuring charges of approximately $3.1 million and $11.0 million, respectively, which were attributable to employee headcount reductions, primarily in our engineering department, facilities realignments and other infrastructure-related costs. These charges were mainly related to our domestic operations in response to changing market conditions and an initiative to improve the operational efficiency of our organization. The last headcount reductions were associated with the downscaling of the SPACEWAY program as we substantially completed the development phase of the program.

Relationship with DIRECTV—Prior to April 22, 2005, we operated as a business of DIRECTV. Accordingly, DIRECTV provided us with various support services such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance that we now provide for ourselves. The costs of services performed by DIRECTV and the allocation of employee benefit program costs for our employees reflected in the financial statements amounted to $11.3 million in 2005 (through April 22, 2005) and $35.9 million in 2004.

In connection with the April 2005 Transaction, we entered into a transition services agreement with DIRECTV, which required DIRECTV to provide certain transitional services to support the conduct of our business. These services include assisting in the implementation of our benefit program plans and arrangements and enabling our employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation. We also entered into a SPACEWAY services agreement pursuant to which the Company and DIRECTV agreed to share and provide technical services to one another in connection with each party’s respective SPACEWAY assets. In 2006 and 2005, we recognized revenues of $2.9 million and $10.1 million, respectively, under this contract.

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

During 2006, 2005 and 2004, the purchase of equipment and services and the allocation of the cost of employee benefits from DIRECTV and its subsidiaries or affiliates were $0.4 million, $22.2 million and $78.8 million, respectively. In 2006, 2005 and 2004, the products and service revenues from DIRECTV and its subsidiaries and affiliates were $2.9 million, $11.9 million, $3.6 million, respectively.

Relationship with HCI—On March 27, 2006, the Company entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides the Company, through its officers and employees, with general support, advisory and consulting services in relation to HNS’ business. HNS paid a quarterly fee of $250,000 for these services. In addition, HNS reimbursed HCI for it’s out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary of certain executives plus a 2% service fee. On March 15, 2007, we entered into an amendment to the management and advisory services agreement that eliminated the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally three to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Prior to the fourth quarter of 2005, we had an arrangement with a third-party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, we retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, we did not recognize a sale of the equipment at the time of such transactions since we retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, we have received nominal claims from certain customers for Non-Performance Events, but we have not been required to make any indemnification payments for a Non-Performance Event. We do not maintain a reserve for a Non-Performance Event as we believe the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given our ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which we had a continuing obligation to perform, we received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from the customers for the installed equipment used to provide services to the customers. At such time, we then recognized a liability to the financial institution, which we refer to as VSAT hardware financing, which is reflected in our financial statements as debt. The amount of the debt recorded initially is the proceeds received from the financial institution, which is equivalent to the selling price of the installed equipment used to provide services to the customer. We record interest expense on a month-to-month basis relating to the VSAT hardware financing and structure these lease arrangements such that amounts we receive from our customers under their customer service agreements provide us with the necessary funds to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as we recognize revenue from our customers under their contracts, we also record interest expense and a reduction of the VSAT hardware financing liability as payments are made to the financing institutions. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract (generally three to five years), not at inception of the lease. Upon entering into these leases for which we have had a continuing performance obligation, we capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

In September 2005, we entered into a new lease financing arrangement, under which we do not have a continuing obligation subject to a Non-Performance Event, with the third-party financial institution. Under the new arrangement, we receive cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, since there is no continuing involvement, we record revenue upon the transfer of title instead of on a monthly basis over the term of the operating lease and we expense cost of the hardware as an element of cost of hardware products sold, rather than capitalize it.

In 2006 and 2005, we recognized $10.2 million and $2.0 million, respectively, of new hardware sales under the terms of new arrangements. The amount of new lease contracts entered into in 2006 and 2005, in general, are significantly lower than 2004 and prior periods. In subsequent periods, in situations where we lease our VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation to the financial institution. However, as explained above, 2006 and future period results will also be impacted by the accounting treatment for leases in which we have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether we do or do not have a continuing performance obligation under the associated equipment financing lease. Our revenues, cost of hardware products sold, interest expense, operating income and VSAT hardware financing in 2006 and in future periods may not be comparable to historical results due to the different accounting treatment described in this section.

Telecom Systems Segment—We also operate a Mobile Satellite Systems business and a Terrestrial Microwave business. The Mobile Satellite Systems business provides its customers turnkey satellite ground segment systems for voice, data and fax services. The Terrestrial Microwave business consists of a broadband family of products for point-to-multipoint microwave radio network systems that enable operators to enter the local telecommunications exchange business market quickly, cost-effectively and competitively.

Key Business Metrics

Business Segments—We divide our operations into two distinct segments—the VSAT segment and the Telecom Systems segment. Within the VSAT segment, sales can be attributed to key end markets—the North American Network Equipment and Services; International Network Equipment and Services; and Consumer/SMB customers. Our Telecom Systems segment sales can be attributed to the Mobile Satellite Systems business and the Terrestrial Microwave business. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our VSAT segment, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customer enters into a service contract with a three- to five-year duration and our Consumer/SMB customer enter into a 15-month to 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity

•      Provide basic transport, intranet connectivity services and internet service provider services

•      Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transaction, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services

•      Provide one-stop turnkey suite of bundled services that include terrestrial and satellite networks

•      Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted applications

•      Provide internet connectivity and hosted customer-owned and managed applications on our network facilities

•      Provide the customer application services developed by us or in conjunction with our service partners

•      Include internet access, e-mail services, web hosting and online payments

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

We also provide specialized equipment to Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Successor	Combined Predecessor and Prior Predecessor	Prior Predecessor
	Year Ended December 31,
	2006	2005	2004
Revenues by end market:
North American Network Equipment and Services	$281,531	$288,392	$305,266
Consumer/SMB	292,336	246,993	202,838
International Network Equipment and Services	193,370	202,935	188,589

Total VSAT	767,237	738,320	696,693

Mobile Satellite Systems	71,383	48,574	73,017
Terrestrial Microwave & Other	19,605	20,015	19,640

Total Telecom Systems	90,988	68,589	92,657

Total revenues	$858,225	$806,909	$789,350

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005—Revenue from our North American Network Equipment and Services customers declined slightly from 2005 to 2006. We expect that future revenue growth, beginning in 2008, will be driven by the increase in sales of equipment and services once our SPACEWAY 3 satellite is placed in service. Revenues from International Network Equipment and Services business experienced a modest decline in 2006 compared to 2005. We have benefited from our long-term contracts with large domestic enterprise customers who contract for integrated network services. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions, in our managed network service offerings.

Our Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband internet access needs of our customers. At December 31, 2006, our Consumer/SMB subscriber base has grown to 327,500 subscribers from approximately 274,400 subscribers at December 31, 2005. In 2006, we delivered an average of approximately 11,000 gross customer additions per month and experienced a “churn” rate (the rate of customer cancellations/nonrenewals as a percentage of total number of subscribers) of 2.32%. The average revenue per unit (“ARPU”) in 2006 has increased to approximately $60 from approximately $58 in 2005. Revenue growth in the Consumer/SMB market has been driven by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ broadband access needs and (ii) enhancement in the performance capabilities of the service offering. The Consumer/SMB market is very competitive and the Company expects to continue to experience pricing pressure on its hardware offerings.

Our Mobile Satellite Systems business experienced strong growth in 2006 compared to the comparable period in 2005, as engineering efforts increased on new projects involving the development of ground based beam forming technology, which allow sharing of bandwidth between terrestrial and satellite applications. We expect that our Mobile Satellite Systems revenues will continue to fluctuate due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe that this area is the growth area of the mobile satellite industry as it provides the Company with opportunities to expand the Mobile Satellite Systems business. The Terrestrial Microwave revenues remained relatively flat for 2006 and 2005, and we anticipate that revenues of this business will fluctuate as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004—Between 2005 and 2004, revenue from our North American Network Equipment and Services customers declined primarily due to (i) reductions in the prices of equipment and (ii) service price pressures due to the continued competitive telecom environment. Our International Network Equipment and Services revenues in 2005 increased from 2004 were primarily due to an increase in hardware sales to existing customers. We expect that competitive price pressures and the trend to upgrade and renew contracts at lower prices will continue for both hardware and services, but this effect may be offset by the expansion of managed network service revenues and revenues from other value added services.

Between 2005 and 2004, our Consumer/SMB business has experienced rapid growth due to new market distribution channels focused on geographic areas that have historically been underserved by DSL and cable. In addition, the improved quality of service at higher speeds has allowed us to meet the broadband internet access needs of our customers. Our Consumer/SMB subscriber base has grown to approximately 274,400 subscribers at December 31, 2005 from approximately 224,400 subscribers at December 31, 2004. In addition, we have successfully migrated our existing customers from a one-way service platform to a two-way service platform. This has resulted in a 3.6% increase in average revenue per unit (“ARPU”) to approximately $58 in 2005 from $56 in 2004. Revenue growth in the Consumer/SMB market has been driven by two factors: (i) targeted service plans aimed at Consumer/SMB customers’ IP-based broadband access needs and (ii) enhancement in the performance capabilities of the service offering. However, as the composition of the VSAT customer base shifts to consist of more Consumer/SMB customers and equipment prices decline to remain competitive with terrestrial alternatives, we believe that this will continue to result in downward pressure on service fees.

Our Mobile Satellite Systems revenues have declined from 2004 as certain large contracts and other programs were either completed or neared completion. However, we were awarded two new projects in the fourth quarter of 2005. Our Terrestrial Microwave revenues remained relatively flat from 2004 to 2005.

Revenue Backlog—At December 31, 2006, our total revenue backlog, which is our expected future revenue under customer contracts that are non-cancellable (subject to the factors described in Item 1. Business “VSAT Segment—North American Network Equipment and Services business—Customers”), was $604.8 million, of which $466.1 million was accounted for by our Network Equipment and Services businesses. We expect to realize revenue from our December 31, 2006’s Network Equipment and Services backlogs as follows: $233.7 million in 2007, $103.7 million in 2008, $64.6 million in 2009, $37.9 million in 2010, $26.1 million in 2011 and $0.1 million thereafter. See Item 1A “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we typically sign contracts with our Consumer/SMB customers for 15 to 24 months, we do not include these contractual commitments in our backlog.

Cost of Services—Our cost of services relate to costs associated with the provision of managed network services. The costs of managed network services primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs, which are dependent on the number of customers served, have remained relatively constant during 2006 and 2005 despite the increasing traffic on our network as we were able to consolidate certain components of our network. In addition, the migration to a single upgraded platform for our Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by its fixed satellite service (FSS) providers and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for both the VSAT and the Telecom Systems businesses to third-party contract manufacturers. Our cost of hardware relate primarily to the cost of direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with SFAS No. 86 and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes the depreciation of installed equipment under VSAT operating leases over the life of the lease. Under the terms of the new arrangements, in which we do not have a continuing obligation to perform, cost of hardware products sold per unit of equipment sold will initially be higher compared to the arrangement in which we do have a continuing obligation to perform because we will recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. See “Factors Affecting Our Results of Operations—Customer Equipment Financing Arrangements.” As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Selling, General and Administrative—Sales and marketing expense primarily consists of the salaries, commissions and related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities and other directly related overhead costs for its domestic and international businesses, as well as other SAC related to the Consumer/SMB business. The portion of SAC related to sales and marketing and dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense. General and administrative expense relates to costs associated with common support functions, such as accounting and finance, risk management, legal, information technology, administration, human resources and senior management. These costs primarily consist of the salaries and related employee benefits for those employees who support such functions, as well as facilities, costs for third-party service providers (such as outside tax and legal counsel and insurance providers) and depreciation of fixed assets, including real estate.

Research and Development—Research and development (“R&D”) expenses relate to costs associated with the engineering support for existing platforms and development efforts to build new products and software applications. R&D costs primarily consist of the salaries of certain members of our engineering staff burdened with an applied overhead charge. In addition, we incurred other costs for subcontractors, material purchases and other direct costs in support of product development.

Impact of the April 2005 Transaction and the January 2006 Transaction

On April 22, 2005, we consummated the transactions contemplated by the contribution agreement with SkyTerra, DIRECTV and DTV Networks dated December 3, 2004. Pursuant to the agreement, DTV Networks contributed to HNS substantially all of its assets and certain liabilities related to its VSAT business, as well as the remaining assets of its SPACEWAY satellite communications platform that is under development and that will not be used in DIRECTV’s direct-to-home satellite broadcasting business. This includes the SPACEWAY 3 satellite which is currently being manufactured by Boeing, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. DIRECTV retained the SPACEWAY 1 and 2 satellites for use in its direct-to-home video entertainment business, and HNS and DIRECTV entered into a reciprocal agreement whereby each party provides certain technical assistance services to the other in connection with the operation of its respective satellites.

As consideration for the sale of DTV Networks’ assets and liabilities to us, we paid DTV Networks approximately $200.7 million in cash, including an adjustment based principally upon the value of its working capital. SkyTerra then purchased 50% of our equity interests from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra common stock, valued at $17.20 per share on December 3, 2004. Pursuant to the terms of the April 2005 Transaction, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds related to the pre-closing periods. We have recorded a liability for the estimated amount which we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Upon the consummation of the April 2005 Transaction, we reimbursed both SkyTerra and DIRECTV for all incurred costs, fees and expenses in connection with the transaction.

As part of the April 2005 Transaction, we incurred substantial debt, which resulted in a significant increase in our interest expense. This debt was refinanced and increased in April 2006, which further increased our interest expense. Payments required to service our indebtedness have substantially increased our liquidity requirements as compared to prior years. For more information regarding our debt structure, see “Liquidity and Capital Resources.”

We have completed various cost-saving initiatives that were implemented following the closing of the April 2005 Transaction. Such initiatives included workforce reductions and changed in our SPACEWAY operating costs given the realignment of the SPACEWAY project announced in the third quarter of 2004. The realignment of the SPACEWAY project was due both to the distribution of the first two satellites to DIRECTV and also the effective completion of the development phase of the project. This has resulted in the reduction of labor directly associated with the project and also a significant reduction of support personnel and fixed costs that are no longer required.

Prior to the April 2005 Transaction, we received certain corporate services provided by DIRECTV, including tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance. Subsequent to April 22, 2005, we have been providing these services for ourselves. The cost for these services has not exceeded the amount previously charged by DIRECTV. The costs of services performed by DIRECTV and the allocation of employee benefit program costs for our employees reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 through April 22, 2005 and $35.9 million for the year ended December 31, 2004.

As a result of entering into the contribution agreement in connection with the April 2005 Transaction, we performed an impairment analysis of our long-lived assets. Based on the purchase price of the assets, we determined that the fair value of our net assets at the time of execution of the contribution agreement was $265.9 million, which was $150.3 million less than the carrying amount of its net assets at the date of the contribution agreement. Accordingly, we recognized a $150.3 million impairment provision in the fourth quarter of 2004 relating to the excess of the carrying amount of our net assets over their fair value. In recording the impairment provision, we provided a reserve of $5.0 million to reflect certain remaining contract obligations with a vendor that was formerly a related party and allocated the remaining $145.3 million to our long-term assets other than certain real estate assets with an appreciated market value, the VSAT operating lease assets that are recoverable from customer contracts and the remaining net assets of SPACEWAY which had previously been adjusted to fair value as described elsewhere in this report. The April 2005 Transaction was accounted for using the historical basis of accounting with the assets and liabilities carried over at their historical values, as reduced by the impairment recorded in the fourth quarter of 2004.

To give effect to the January 2006 Transaction, our assets and liabilities were adjusted to estimated fair value in accordance with SFAS No. 141, “Business Combinations.” (See Note 5 to the audited financial statements included in Item 8 of this report.) This adjustment resulted in the following changes to the Company’s assets and liabilities as of January 1, 2006 (in thousands):

Amount
Increase in assets .	$51,471
Increase in liabilities	40,118

Increase in net assets	$11,353

Selected Segment Data

Our operations are comprised of two segments: (i) the VSAT segment, which consists of the North American Network Equipment and Services business, the Consumer/SMB business and the International Network Equipment and Services business and (ii) the Telecom Systems segment, which consists of the Mobile Satellite Systems business and the Terrestrial Microwave business. The following tables set forth our revenues and operating income (loss) by segment (in thousands):

	Year Ended December 31,
	2006	2005	2004
Revenues:
VSAT	$767,237	$738,320	$696,693
Telecom Systems	90,988	68,589	92,657

Total revenues	$858,225	$806,909	$789,350

Segment operating income (loss):
VSAT	$38,803	$33,289	$(1,407,574)
Telecom Systems	18,871	$12,240	(24,925)

Total segment operating income (loss)	$57,674	$45,529	$(1,432,499)

Results of Operations

Revenues and operating costs and expenses as a percentage of total revenues for the years ended December 31, 2006, 2005 and 2004 are as follows (dollars in thousands):

	Successor		Combined Predecessor and Prior Predecessor		Prior Predecessor
	Year Ended December 31,
	2006		2005		2004
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$439,976	51.3%	$425,384	52.7%	$383,519	48.6%
Hardware sales	418,249	48.7%	381,525	47.3%	405,831	51.4%

Total revenues	$858,225	100.0%	$806,909	100.0%	$789,350	100.0%
Operating costs and expenses:
Cost of services	$309,583	36.1%	$297,318	36.8%	$290,365	36.8%
Cost of hardware products sold	$327,708	38.2%	$292,898	36.3%	$338,650	42.9%
Selling, general and administrative.	$134,058	15.6%	$130,800	16.2%	$158,102	20.0%
Research and development	$23,058	2.7%	$37,296	4.6%	$55,694	7.1%
Amortization of intangibles	$6,144	0.7%	$-	*	$-	*
Restructuring costs	$-	*	$3,068	0.4%	$10,993	1.4%
SPACEWAY impairment provision	$-	*	$-	*	$1,217,745	154.3%
Asset impairment provision	$-	*	$-	*	$150,300	19.0%
Operating income (loss)	$57,674	6.7%	$45,529	5.6%	$(1,432,499)	-181.5%
Net income (loss)	$19,102	2.2%	$24,048	3.0%	$(1,433,484)	-181.6%

*	Not applicable or percentage not meaningful.

The following table presents revenues for the years ended December 31, 2006, 2005 and 2004 and the amount and percentage increase (decrease) between the periods presented (dollars in thousands):

	Successor	Combined Predecessor and Prior Predecessor	Prior Predecessor
	Year Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Increase (Decrease)	% Change	Increase (Decrease)	% Change
Revenues by end market:
North American Network Equipment and Services	$281,531	$288,392	$305,266	$(6,861)	-2.4%	$(16,874)	-5.5%
Consumer/SMB	292,336	246,993	202,838	45,343	18.4%	44,155	21.8%
International Network Equipment and Services	193,370	202,935	188,589	(9,565)	-4.7%	14,346	7.6%

Total VSAT	767,237	738,320	696,693	28,917	3.9%	41,627	6.0%

Mobile Satellite Systems	71,383	48,574	73,017	22,809	47.0%	(24,443)	-33.5%
Terrestrial Microwave & other	19,605	20,015	19,640	(410)	-2.0%	375	1.9%

Total Telecom Systems	90,988	68,589	92,657	22,399	32.7%	(24,068)	-26.0%

Total revenues	$858,225	$806,909	$789,350	$51,316	6.4%	$17,559	2.2%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the year ended December 31, 2006, services revenue increased by $14.6 million, or 3.4%, to $440.0 million from $425.4 million for the year ended December 31, 2005. This increase was attributable to revenue increase of $43.0 million in the Consumer/SMB business due to increases in subscriber base and ARPU. The total subscriber base increased to approximately 327,500 at December 31, 2006 from approximately 274,400 at December 31, 2005. ARPU increased slightly to approximately $60 for the year ended December 31, 2006 from approximately $58 for the year ended December 31, 2005. Services revenue from the North American Network Equipment and Services business decreased by $12.2 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease was primarily due to a $7.2 million decline in revenue associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV in the third quarter of 2006 and a $4.8 million reduction in revenue as a result of expired customer contracts. Services revenue from the International Network Equipment and Services business decreased by $18.0 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease was the result of decline in revenue from our European operations due to delays in closing service related orders and renewals with enterprise customers, which subsequently decreased the total number of sites under service. The total number of sites under service decreased by 7.1%, or approximately 1,000 sites, to approximately 13,000 sites at December 31, 2006 from approximately 14,000 sites at December 31, 2005. In addition, the decrease was partially offset by a $5.4 million increase in revenue from our Brazilian operations as the number of enterprise sites under service have more than doubled to approximately 4,700 as of December 31, 2006 from approximately 2,000 at December 31, 2005. The Company expects that growth opportunities in Brazil will continue; however, economic factors and competition could impact our growth in the number of sites under services.

Hardware Sales

For the year ended December 31, 2006, hardware sales increased by $36.7 million, or 9.6%, to $418.2 million from $381.5 million for the year ended December 31, 2005.

VSAT—For the year ended December 31, 2006, VSAT hardware sales increased by $16.1 million, or 5.1%, to $329.5 million from $313.4 million for the year ended December 31, 2005. Despite a reduction in the prices of equipment, hardware revenues increased as total hardware shipments increased to approximately 283,000 in 2006 from 226,000 in 2005. This was due to an increase in the consumer subscriber base, shipments to upgrade existing customers to the next generation HN 7000/7700 platform, a change in the terms of our leasing arrangement with certain customers which allowed for sales revenue to be recognized upon shipment rather than over the term of the customer contract, and to new customers domestically and internationally.

Telecom Systems—For the year ended December 31, 2006, hardware sales from the Telecom Systems businesses increased by $20.5 million, or 30.1%, to $88.7 million from $68.2 million for the year ended December 31, 2005. The increase was primarily related to a $29.3 million increase in revenues from design and development activities related to the delivery of ground based beam forming technology under Mobile Satellite contracts awarded in late 2005 and 2006. Also contributing to the revenue increase was $11.6 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large Mobile Satellite operator in the United Arab Emirates. These increases were offset by a $20.1 million decrease in the completion of handset shipments to the same Mobile Satellite operator.

Cost of Services

For the year ended December 31, 2006, cost of services increased by $12.3 million, or 4.1%, to $309.6 million from $297.3 million for the year ended December 31, 2005. In 2006, cost of services as a percentage of service revenues increased to 70.4% from 69.9% in 2005. The increase in the cost of services was the result of the increased subscriber base in the Consumer/SMB business and the increased service usage per customer, which in turn resulted in an increase in transponder capacity lease expense of $24.7 million for the year ended December 31, 2006 compared to the same period in 2005. In addition, customer service costs increased by $1.5 million a portion of which related to non-recurring costs associated with the migration from DIRECWAY® to HughesNet as described above in “Strategic Initiatives and Their Effects on our Results of Operations.” Furthermore, service operations costs in Brazil increased by $3.9 million as the number of sites in service increased. These increases were partially offset by a reduction of $5.4 million in costs associated with the wind-down of SPACEWAY program, $8.6 million in costs related to reduced service revenues in Europe, $1.8 million maintenance related costs and backhaul costs and a $2.0 million reduction in transponder lease costs in Europe as a result of the Company’s revaluation of its liabilities to estimated fair market value in accordance with SFAS No. 141.

Cost of Hardware Products Sold

For the year ended December 31, 2006, cost of hardware products sold increased by $34.8 million, or 11.9%, to $327.7 million from $292.9 million for the year ended December 31, 2005. In 2006, cost of hardware products sold as a percentage of hardware sales increased to 78.4% from 76.8% in 2005.

VSAT—For the VSAT segment, costs increased by $23.1 million or 9.4% to $268.1 million in 2006 from $245.0 million in 2005. This increase was partially the result of additional costs of product manufacturing and support associated with higher product shipments. We shipped approximately 25% more terminals in 2006 compared to 2005 as the number of units shipped increased to approximately 283,000 terminals in 2006 compared to 226,000 terminals in 2005. In addition, we recorded a charge of $10.5 million to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market (see “Strategic Initiatives and Their Effects on our Results of Operations”). Furthermore, software amortization costs increased by $6.1 million due to approximately $1.7 million of additional amortization for software projects completed in 2006 and $4.3 million of additional amortization associated with the revaluation of completed capitalized software projects as of January 1, 2006 to estimated fair market value in accordance with SFAS No. 141. Offsetting these increases was an $7.4 million net decrease in depreciation and amortization of other assets that were revalued in accordance with SFAS No. 141.

Telecom Systems—For the Telecom Systems businesses, cost of hardware product sold increased by $11.7 million, or 24.4%, to $59.6 million in 2006 from $47.9 million in 2005. This increase resulted primarily from a $27.6 million increase in engineering and production costs related to the new contracts in mobile satellite systems and a charge of $1.4 million related to the Company’s decision to shift its primary focus exclusively to the broadband market (see “—Strategic Initiatives and Their Effects on our Results of Operations”). Partially offsetting this decrease was a $17.1 million decrease in product and engineering costs related to the completion of deliverables under legacy contracts with mobile satellite operators.

Selling, General and Administrative

Selling general and administrative expense increased by $3.3 million, or 2.5%, to $134.1 million in 2006 from $130.8 million in 2005. Selling, general and administrative expense as a percentage of revenues decreased to 15.6% in 2006 from 16.2% in 2005. Selling, general and administrative expenses increased due to $1.3 million of increased commission expense in North America associated with increased sales and orders, $9.3 million in increased bad debt expense primarily in the Consumer/SMB business for collection exposure related to consumers and resellers, $1.8 million in legal costs, primarily associated with the Company’s settlement with a customer in China, and $2.7 million in administrative costs primarily related to finance activities, including external accounting and tax services and increased business insurance cost. This increase was partially offset by (i) a reduction of $3.6 million in costs previously allocated to us from DIRECTV, (ii) a reduction of $2.8 million for a contract commitment obligation with a former affiliate and (iii) a reduction of $3.1 million related to changes in December 31, 2005 from DIRECTV for our employees’ participation in DIRECTV’s benefit plans.

Research and Development

For the year ended December 31, 2006, research and development (“R&D”) expense decreased by $14.2 million, or 38.1%, to $23.1 million from $37.3 million for the same period in 2005. R&D expense as a percentage of revenues also decreased to 2.7% for 2006 from 4.6% for 2005. R&D expense decreased approximately $1.7 million as a result of changes in engineers’ assignment to other non-R&D activities, such as customer funded programs and $12.5 million related to other programs such as SPACEWAY and software projects, which are capitalized under SFAS No. 86.

Amortization of Intangibles

As a result of the January 2006 Transaction, we have recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141. Amortization of intangible assets was $6.1 million for the year ended December 31, 2006. There was no amortization expense relating to intangible assets in the prior year. Amortization of intangibles as a percentage of revenue was 0.7% for the year ended December 31, 2006.

Restructuring Costs

There was no restructuring cost in 2006 compared to $3.1 million in 2005. The 2005 restructuring costs related to a reduction of approximately 1% of the then existing headcount in our domestic operations and the decision to close one of our network operations centers related to SPACEWAY which resulted in charges for the cancellation of equipment leases.

Operating Income

We generated operating income of $57.7 million in 2006, an increase of $12.2 million, or 26.8%, compared to $45.5 million in 2005. Operating income improved as a result of increased revenue in the Consumer/SMB business and increased VSAT and Telecom systems sales. Improvements in operating income also resulted from product cost reductions related to the next generation VSAT terminal, decreased depreciation expense impacted by applying purchase accounting in accordance with SFAS No. 141, and a decrease in research and development. Initial amortization expense for intangible assets partially offset these improvements.

Interest Expense

Interest expense consists primarily of interest costs we incurred related to the secured senior debt facilities, senior unsecured notes, VSAT hardware financing and various borrowings by the foreign subsidiaries. Interest expense increased by $21.6 million, or 88.5%, to $46.0 million in 2006 compared to $24.4 million in 2005. This increase was primarily due to the refinancing in April 2006 of $325 million of term indebtedness with the $450 million of Senior Notes and a prepayment charge of $1.5 million associated with the prepayment of the $75 million of term indebtedness in the second quarter of 2006. The increase was partially offset by $1.9 million capitalized interest costs in connection with the SPACEWAY program and a $1.0 million reduction in our European subsidiary equipment lease expense. Interest expense is expected to increase in the future as a result of the borrowings totaling $115 million under a new Term Loan Facility executed on February 23, 2007 which is expected to be partially offset by anticipated decreases related to VSAT hardware financing arrangements.

Interest and Other Income

Interest and other income increased by $7.8 million to $10.9 million in 2006 from $3.1million in 2005. This increase was primarily due to an increase in interest income as a result of investment of the additional net proceeds from the issuance of $450 million of Senior Notes in excess of the amount used to refinance our $325 million of term indebtedness and an increase in yields earned.

Income Tax Expense

In 2006, we recorded income tax expense of $3.3 million, which related to foreign subsidiaries primarily in Brazil and India. In 2005, we recorded income tax expense of $0.9 million related to foreign subsidiaries in India, Brazil and Europe.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Services Revenue

Substantially all of our services revenue was generated by our VSAT business. In 2005, services revenue increased by $41.9 million, or 10.9%, to $425.4 million from $383.5 million in 2004. This increase was primarily due to increased revenue of $37.7 million in our Consumer/SMB business as a result of increases in our subscriber base and ARPU. Our Consumer/SMB subscriber base increased to approximately 274,400 at December 31, 2005 from approximately 224,400 at December 31, 2004. ARPU increased slightly to $58 in 2005 from $56 in 2004. Internationally, our emerging markets continued to grow as service revenues increased by $2.1 million. This increase is primarily due to growth of India’s education segment. Services revenue in our North American Network Equipment and Services business increased slightly by $1.9 million as we experienced pricing pressure as a result of competition from competing technologies, offset by a larger number of sites under contract. This increase includes the impact of (i) the $10.1 million of revenue, of which $9.2 million was paid, associated with the SPACEWAY service agreement with DIRECTV (see “Item 13. Certain Relationships and Related Transactions and Board of Managers Member Independence—Relationship with DIRECTV—SPACEWAY Services Agreement”) which revenue we do not expect will recur in future periods; (ii) a $9.5 million reduction in revenues upon expiration of a contract for a unique service offering for one customer that was not renewed in 2005 and (iii) an increase of $1.5 million related to two customers that installed additional sites resulting in higher revenues.

Hardware Sales

For the year ended December 31, 2005, hardware sales decreased by $24.3 million, or 6.0%, to $381.5 million from $405.8 million for the year ended December 31, 2004 primarily due to a decrease in revenue of $24.2 million in our Telecom Systems business.

VSAT—For the year ended December 31, 2005, VSAT hardware sales decreased by $0.1 million to $313.4 million from $313.5 million for the year ended December 31, 2004. Hardware sales from our North American Network Equipment and Services customers decreased by $18.7 million primarily due to two factors: (i) a $10.9 million reduction in lease revenues attributable to lower unit volume and the roll-off of leases in prior years, which leases were not replaced in large part because of the introduction of our DW 7000 products and (ii) $19.7 million of equipment sales to two large customers in 2004 which were not replicated in 2005. These decreases were partially offset by technology upgrade sales of $11.4 million to key customers in 2005. Competitive pressure from satellite and alternative technologies resulted in increased in competition and pricing pressure, which was partially offset by significant technological advances in products and services. Partially offsetting the decrease in our North American Network Equipment and Services business was an increase of $6.4 million in sales of hardware to our Consumer/SMB subscribers as we continued to add new Consumer/SMB internet subscribers and sell additional hardware to upgrade subscribers to the DW 7000 products. In addition, International Network Equipment and Services hardware sales increased by $12.2 million primarily due to additional hardware sales in India of $8.5 million primarily in the telecom market and $4.8 million of sales to a large telecom operator in Mexico.

Telecom Systems—For the year ended December 31, 2005, hardware sales from our Telecom Systems businesses decreased by $24.2 million, or 26.2%, to $68.1 million from $92.3 million for the year ended December 31, 2004. The decrease is primarily related to the completion of deliverables on two contracts with a large mobile satellite operator in the United Arab Emirates which accounted for $21.8 million. Also contributing to the decrease was the completion of warranty services on our two main legacy projects which accounted for another $1.6 million of the decrease.

Cost of Services

For the year ended December 31, 2005, cost of services increased by $6.9 million, or 2.4%, to $297.3 million from $290.4 million for the year ended December 31, 2004, although cost of services as a percentage of revenues remained relatively unchanged at 36.8% for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in the cost of services was the result of the increased subscriber base in the Consumer/SMB business. This larger subscriber base resulted in an increase in transponder capacity lease expense of $15.3 million, an increase in customer care expenses of $4.1 million, an increase in Consumer/SMB network operations center expenses of $1.3 million, and an increase in support costs of $1.1 million. Additionally, there was an increase in International Network Equipment and Services cost of services of $1.4 million in India associated with an increase in revenue. Offsetting these increases was a reduction in depreciation expense of $15.9 million primarily related to the asset impairment recorded in December 2004 in connection with the April 2005 Transaction (see “—Impact of the April 2005 Transaction and the January 2006 Transaction”).

Cost of Hardware Products Sold

For the year ended December 31, 2005, cost of hardware products sold decreased by $45.8 million, or 13.5%, to $292.9 million from $338.7 million for the year ended December 31, 2004. Cost of hardware products sold as a percentage of revenues also decreased, to 36.3% for the year ended December 31, 2005 from 42.9% for the year ended December 31, 2004.

VSAT—For the VSAT segment, costs decreased by $22.6 million or 8.4% to $245.0 million from $267.6 million. This decrease was attributable to lower depreciation of $14.1 million and lower amortization of capitalized development costs of $13.8 million related to the asset impairment recorded in December 2004. Additionally, the launch of our next generation terminal in 2005 resulted in lower product cost per unit due to improvements in engineering design, increased volume, and purchasing efficiency. This resulted in $2.2 million lower costs of hardware products sold in 2005 as compared to 2004. Partially offsetting these decreases was a $6.9 million increase in product support costs.

Telecom Systems—For the Telecom Systems segment, cost of hardware product sold decreased by $23.2 million, or 32.6%, to $47.9 million from $71.1 million. This decrease resulted primarily from $16.8 million in lower product costs and reduced project specific engineering efforts due to the substantial completion of two contracts with a large mobile satellite operator in the United Arab Emirates and the completion of warranty services on our two main legacy projects. Additionally, costs decreased related to $2.6 million of higher expenses incurred in 2004 due to the termination of leases on test and factory equipment in early 2005. Also contributing to the decrease was lower amortization of capitalized development costs of $2.2 million related to the asset impairment recorded in December 2004.

Selling, General and Administrative

Selling, general and administrative expense decreased $27.3 million, or 17.3%, to $130.8 million in 2005 from $158.1 million in 2004. Selling, general and administrative expense as a percentage of revenues decreased to 16.2% in 2005 from 20.0% in 2004. The decrease is primarily due to (i) an $11.2 million decrease in expense related to pension programs which were not continued following the April 2005 Transaction, (ii) a $3.7 million decrease in SPACEWAY marketing efforts due to headcount and other cost reductions attributable to DIRECTV’s decision that we would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated which resulted in a reduction in our efforts to introduce existing and prospective customers to the SPACEWAY technology, (iii) a $3.3 million decrease in depreciation expense following the asset impairment recorded in December 2004, (iv) a $1.7 million decrease related to reductions in the cost of general business insurance and termination of the DIRECTV long term incentive program in which HNS employees participated for which costs were allocated by DIRECTV, (v) a $4.1 million decrease in rents and other facilities related costs for facilities retained by DIRECTV, (vi) a $4.8 million non-recurring charge in 2004 to write-off receivables from two customers in Europe, and (vii) a $5.9 million decrease in the cost of our legal function as a result of reductions in headcount and reduced litigation expense. These decreases were partially offset by a $4.7 million increase in expenses attributable to commissions and residuals paid to dealers and customer service representatives as a result of the subscriber growth in the Consumer/SMB business and a $1.3 million increase in advertising costs primarily related to the placement of additional advertisements and infomercials.

Research and Development

For the year ended December 31, 2005, research and development expense decreased by $18.4 million, or 33.0%, to $37.3 million from $55.7 million for the year ended December 31, 2004. Research and development expense as a percentage of revenues also decreased, to 4.6% for the year ended December 31, 2005 from 7.1% for the year ended December 31, 2004. The decrease in research and development expense was due to an $18.6 million decrease in SPACEWAY research and development expenses resulting from DIRECTV’s decision in the third quarter of 2004 to change our SPACEWAY business plan.

Restructuring Costs

Restructuring costs decreased by $7.9 million to $3.1 million in 2005 from $11.0 million in 2004. The 2005 restructuring costs related to a reduction of approximately 1% of the then existing headcount in our domestic operations and charges for cancellation of equipment leases as the result of our decision to close one of our network operations centers related to SPACEWAY. The 2004 restructuring costs principally related to the realignment of the SPACEWAY program and workforce reduction of approximately 9% of our then existing domestic headcount.

SPACEWAY Impairment Provision

In the year ended December 31, 2004, we recorded a SPACEWAY impairment provision of $1,217.7 million after conducting an impairment analysis of our investment in SPACEWAY triggered by decisions made by DIRECTV that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated. See “—Factors Affecting Our Results of Operations—SPACEWAY Impairment Charge.”

Asset Impairment Provision

In the year ended December 31, 2004, we recorded an asset impairment charge of $150.3 million, based on an impairment analysis of our long-lived assets. See “—Impact of the April 2005 Transaction and January 2006 Transaction.”

Operating Income (Loss)

We generated operating income of $45.5 million in the year ended December 31, 2005 compared to an operating loss of $1,432.5 million for the year ended December 31, 2004. The majority of the improvement was attributable to the SPACEWAY impairment and the asset impairment provisions recorded in 2004. In addition, operating income improved in the VSAT segment for the year ended December 31, 2005, as a result of increased revenue primarily in the Consumer/SMB business coupled with product cost reductions related to the next generation VSAT terminal and operating expense reductions in the total VSAT business segment.

Interest Expense

Interest expense consists primarily of the gross interest costs we incur related to our senior debt facilities, various borrowings by our foreign subsidiaries, and VSAT hardware financing. For the year ended December 31, 2005, interest expense increased by $16.9 million, or 225.3%, to $24.4 million from $7.5 million for the year ended December 31, 2004. This increase is due primarily to interest incurred on the $325.0 million of term indebtedness entered into in connection with the April 2005 Transaction.

Interest and Other Income

For the year ended December 31, 2005, interest and other income decreased by $3.5 million, or 53.0%, to $3.1 million from $6.6 million for the year ended December 31, 2004. This decrease was primarily attributable to a $5.8 million gain recognized in 2004 attributable to the sale of a building in San Diego as we scaled back operations at that location, partially offset by an increase in interest income of $2.1 million. Interest income increased due to the investment of funds borrowed in connection with the April 2005 Transaction.

Liquidity and Capital Resources

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Cash Flows from Operating Activities

Net cash provided by operating activities improved by $50.9 million to $91.7 million for the year ended December 31, 2006 from $40.8 million for the year ended December 31, 2005. The increase was principally the result of improvements in working capital primarily in the areas of accounts receivable and inventories. Accounts receivable at December 31, 2006 decreased approximately $20.3 million from December 31, 2005. The improvements in accounts receivable were primarily due to management’s increased focus and monitoring as well as expanded collections efforts. As a result, the days sales outstanding in accounts receivable decreased by approximately 12 days from 78 days at December 31, 2005 to 66 days at December 31, 2006. Further, inventory balances decreased by $12.2 million in 2006 from 2005 primarily as a result of discontinuing our narrowband products, during which period the inventory turnover ratio improved to 11.2 turns from 8.8 turns for the respective periods. Accounts payable at December 31, 2006 increased approximately $6.5 million from December 31, 2005, primarily due to timing of various payments associated with year end receipts of inventory, equipment and services.

For the year ended December 31, 2006, net cash provided by operating activities was principally comprised of $19.1 million in net income, increased by $48.5 million of depreciation and amortization, $1.1 million of debt issuance cost amortization and an increase in cash flows from operating assets and liabilities of $24.4 million. This was partially offset by a $1.8 million gain on receipt of investment by our subsidiary.

For the year ended December 31, 2005, net cash provided by operating activities was principally comprised of $24.0 million in net income, increased by $40.9 million of depreciation and amortization and $1.0 million of debt issuance cost amortization, partially offset by a reduction in cash flows from operating assets and liabilities of $25.2 million.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased by $74.0 million to $182.6 million for the year ended December 31, 2006 from $108.6 million for the year ended December 31, 2005. The increase in investing activities is primarily due to the net purchase of an incremental $89.3 million in short-term marketable securities that were acquired with the net proceeds of the $450 million Senior Notes offering in 2006, an increase in capital expenditures of $0.9 million, offset by a decrease in restricted cash of approximately $0.3 million as a result of lower levels of letter of credits which required cash collateralization.

Capital expenditures for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Increase (Decrease)
	2006	2005
Capital expenditures:
SPACEWAY program	$46,773	$39,878	$6,895
Other capital expenditures—VSAT	22,088	30,127	(8,039)
Capitalized software	16,416	16,144	272
Capital expenditures—other	7,486	2,508	4,978
VSAT operating lease hardware	844	4,093	(3,249)

Total capital expenditures	$93,607	$92,750	$1,857

Net Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $86.3 million to $77.2 million for the year ended December 31, 2006 from $163.5 million for the year ended December 31, 2005. The decrease was primarily due to the repayment of the $325.0 million of term indebtedness, including accrued interest and an early termination fee of $1.5 million, with the proceeds of the $450 million of Senior Notes, a significant decrease in net borrowing from DTV Networks as a result of the April 2005 Transaction.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Cash from Operating Activities

Net cash provided by operating activities decreased $46.9 million, or 53.5%, to $40.8 million for the year ended December 31, 2005 from $87.7 million for the year ended December 31, 2004. This decrease was due primarily to a reduction in cash flow from changes in operating assets and liabilities of $87.2 million, higher interest expense of $16.9 million attributable primarily to our new term indebtedness incurred in April 2005 and higher sales and marketing expense of $1.6 million. The reduction in cash flow from changes in operating assets and liabilities was due primarily to a $28.0 million increase in accounts receivable, a $21.7 million decrease in accounts payable, and a $23.1 million decrease in short-term borrowings. Accounts receivable went up due to (i) an increase in trade receivables and contracts in process of $20.4 million primarily due to increases in India, Europe and Brazil as a result of VSAT transactions related to increased activity and (ii) a reduction of $7.3 million in the allowance for doubtful accounts primarily related to improvements in collections. Accounts payable decreased due to (i) a reduction of $16.2 million in the U.S. entities primarily as a result of changes in check remittance processing and the timing of receipt of materials and services (ii) an $8.7 million decrease in Europe related to cash management activities, including the net payment in 2005 of $3.4 million accrued at December 31, 2004 due to a transponder capacity provider in connection with previously disputed invoices, and (iii) a net increase of $2.7 million in India primarily due to higher sales and cost of sales activity at year end 2005 for which payments had not yet occurred. Short-term borrowings decreased primarily due to a decrease in VSAT hardware financing as a result of scheduled reductions in debt of $26.2 million offset by changes in current year activity related to new transactions and modifications of existing transactions. The reduction was partially offset by an improvement in gross margin (revenues less costs of services and hardware), research and development expense, general and administrative expense and restructuring costs, net of the impact of the change in depreciation expense totaling $55.6 million; and an increase of $2.1 million in interest income, primarily attributable to additional interest income earned on invested funds.

For the year ended December 31, 2005, net cash provided by operating activities was principally comprised of $24.0 million net income, increased by $40.9 million of depreciation and amortization and $1.0 million of debt issuance cost amortization, partially offset by a reduction in cash flows from operating assets and liabilities of $25.2 million.

For the year ended December 31, 2004, net cash provided by operating activities was principally comprised of a $1,433.5 million net loss, increased by a $5.8 million gain on disposal of assets, partially offset by the $1,368.0 million SPACEWAY and other asset impairment provisions, $97.0 million of depreciation and amortization and an increase in cash flows from operating assets and liabilities of $62.0 million.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased $14.2 million, or 11.6%, to $108.6 million for the year ended December 31, 2005 from $122.8 million for the year ended December 31, 2004. The decrease relates primarily to the $46.1 million decrease in capital expenditures, consisting principally of a $20.7 million decrease in capital expenditures on the SPACEWAY project resulting from DIRECTV’s decision in the third quarter of 2004 that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all spending on the SPACEWAY program was expensed as incurred in 2005, other than costs directly related to the construction and launch of SPACEWAY 3. Also contributing to the decrease was $23.6 million, related to decreased capital expenditures on VSAT operating lease hardware. Offsetting the decrease in capital expenditures was a purchase of $13.5 million in short-term marketable securities in 2005, an increase in the change in restricted cash of $1.7 million, and the receipt in 2004 of $17.0 million in connection with the sale of a building in San Diego as we scaled back operations at that location.

Capital expenditures for the years ended December 31, 2005 and 2004 consist of the following (in thousands):

	Combined Predecessor and Prior Predecessor	Prior Predecessor
	Year Ended December 31,		(Decrease) Increase
	2005	2004
Capital expenditures:
SPACEWAY program	$39,878	$60,584	$(20,706)
Other capital expenditures—VSAT	30,127	28,154	1,973
Capitalized software	16,144	16,673	(529)
VSAT operating lease hardware	4,093	27,724	(23,631)
Capital expenditures—other	2,508	5,696	(3,188)

Total capital expenditures	$92,750	$138,831	$(46,081)

Net Cash Flows from Financing Activities

Net cash provided by financing activities increased $156.4 million or 2,202.8% to $163.5 million for the year ended December 31, 2005 from $7.1 million for the year ended December 31, 2004. This increase relates primarily to the borrowing of $325.0 million under the senior secured credit facilities, partially offset by the $161.3 million difference between the net distribution to DTV Network Systems, Inc. (“DTV Networks”) of $108.9 million in 2005 compared to the $52.4 million in net contribution by DTV Networks in 2004. This difference is primarily attributable to the approximately $190.7 million payment to DTV Networks in connection with the April 2005 Transaction. In addition, cash used in financing activities during 2005 included $10.5 million of fees and expenses relating to the issuance of the senior secured credit facilities.

Future Liquidity Requirements

We are significantly leveraged. We expect that our principal future liquidity requirements will be for working capital, debt service, costs to complete and launch the SPACEWAY 3 satellite and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. On April 13, 2006, we, along with our subsidiary, HNS Finance Corp., as co-issuer, issued the Senior Notes in a private placement. The Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our revolving credit facility. A portion of the net proceeds of the offering was used to repay the $325.0 million of term indebtedness incurred pursuant to the April 2005 Transaction, including accrued interest and an early termination fee. The remainder, after paying the fees and expenses associated with the issuance of the Senior Notes, is available to us for general corporate purposes. In connection with the offering, we amended our $50.0 million revolving credit facility (“Revolving Credit Facility”) pursuant to an amendment and restatement of the credit agreement governing this credit facility. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. At December 31, 2006, we have issued letters of credit totaling $12.3 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2006 was $37.7 million. The Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company’s registration statement relating to the exchange offer for the Senior Notes was declared effective by the SEC on October 27, 2006, at which time the Company commenced the registered exchange offer for the Senior Notes, which was subsequently completed on November 29, 2006.

The agreement governing the amended Revolving Credit Facility and the indenture governing the Senior Notes require us to comply with certain covenants, for as long as: (i) in the case of the amended Revolving Credit Facility, the amended and revolving credit agreement is in effect and (ii) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility contains affirmative covenants such as preserving our businesses and properties, maintaining insurance over our assets, paying and discharging all material taxes when due, and furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. The Company was in compliance with all of its debt covenants at December 31, 2006.

As of April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2006, $1.1 million remained outstanding on the letter of credit issued to JPM and $11.2 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA Revolving Credit Facility totaled $37.7 million at December 31, 2006.

On February 23, 2007, the Company borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (“Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of the Company’s existing and future subsidiaries that guarantee our existing Senior Notes and our existing Revolver Credit Facility. HNS Finance Corp., a wholly owned subsidiary of the Company and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest rate on the Term Loan Facility is at the option of the Company, the adjusted LIBOR (as defined in the Term Loan Facility and the Existing Revolver Facility) plus 2.50% or ABR (as defined in the Term Loan Facility and the Existing Revolver Facility) plus 1.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The Company plans to use the net proceeds from the Term Loan Facility to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 14 to the audited financial statements included in Item 8 in this report. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the year ended December 31, 2008 through 2014.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at December 31, 2006 and 2005 were $4.6 million and $4.8 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. As of December 31, 2006, $41.8 million remained outstanding with respect to such VSAT leases. Beginning in the fourth quarter of 2005, VSAT hardware arrangements do not include a financial obligation for the Company and do not result in a liability.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under the Revolving Credit Facility will enable us to meet our working capital, capital expenditure, debt service, research and development and other funding requirements for the foreseeable future. However, our ability to fund our working capital needs, research and development activities, debt payments and other obligations and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all. Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are or will be guarantors of the Senior Notes, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2007	2008	2009	2010	2011	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
VSAT hardware financing obligations(1)	22,109	10,923	4,579	2,105	1,402	700	41,818
Term loans	1,275	906	227	-	-	-	2,408
Revolving loans	2,174	-	-	-	-	-	2,174
Estimated interest payments(2)	46,084	44,473	43,381	43,010	42,872	97,867	317,687
Construction and launch services contracts for SPACEWAY 3(3)	31,700	18,800	-	-	-	-	50,500
Orbital slot commitment(4)	750	750	750	750	1,000	5,000	9,000
Transponder lease obligations	155,913	104,330	52,323	29,697	24,352	32,989	399,604
Leases and other commitment	9,241	4,494	2,460	1,168	868	1,323	19,554
Due to affiliates	13,592	-	-	-	-	-	13,592
Due to DIRECTV	-	8,967	-	-	-		8,967
Service contract(5)	1,331	-	-	-	-	-	1,331

Total	$284,169	$193,643	$103,720	$76,730	$70,494	$587,879	$1,316,635

(1)	Principal obligations related to our VSAT hardware financing obligations are funded by payments received from customers under the service agreements with those customers.
(2)

Estimated interest payments were calculated as follows: (i) interest on the Notes was calculated based on the 9  1/2% fixed rate of the Notes (ii) interest on the VSAT hardware financing obligations and term loans debt were calculated based on the applicable rates and payment dates as contained in the debt instruments.

(3)	Based on our current estimate of when payments for the construction and launch of the SPACEWAY 3 satellite will be made.
(4)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot.
(5)	Amount represents remaining purchase commitment for software services.

Subsequent to December 31, 2006, our initial launch vehicle provider had a failure that jeopardizes our schedule for launch of SPACEWAY 3 (See details in “Item 1A. Risk Factors – Launch Risks”). On February 28, 2006, the Company signed a contract with an alternative launch service provider to enable the launch of the SPACEWAY 3 satellite in August 2007. The total estimated costs of completing the satellite construction, launch, insurance and other miscellaneous costs is expected to total approximately $133.5 million, of which $50.5 million are included in the contractual obligations detailed above.

On February 23, 2007, the Company borrowed $115 million under the Term Loan Facility, which has a maturity date of April 15, 2014. Interest payments based on the Swap Agreement are estimated to be $7.5 million in 2007 and $8.8 million in each of 2008 through 2014. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.” The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 14 to the audited financial statements included in Item 8 in this report.

Additional details regarding these obligations are provided in the notes to the audited financial statements included in Item 8 in this report.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the consent agreement, which applies to the Company, one of its subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of the voluntary disclosure and the consent agreement, the Company has been unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the consent agreement. If ultimately unable to perform, HNS may be liable for certain damages which are not expected to be material. In June 2006, we settled such a claim by one of these customers in China for $0.5 million.

HNS is also involved in various claims and lawsuits arising in the normal conduct of its business. Our management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on our financial position, results of operations, cash flows or ability to conduct its business.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support RFP bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of December 31, 2006, we have $26.7 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $12.3 million were issued under the Revolving Credit Facility, $4.7 million were secured by restricted cash and $9.7 million were secured by letters of credit issued under credit arrangements available to its Indian subsidiaries. Certain of the letters of credit issued by its Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of our hardware sales occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on our results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see “Item 13. Certain Relationships and Related Transactions and Board of Managers Member Independence” and Note 20 to the audited financial statements included in Item 8 of this report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and condition.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease. Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and ceased to retain a continuing obligation to the financial institutions for any new transactions. Leases, hardware revenues are recognized at the inception of the transaction.

In addition to providing standard product and service offerings, the Company also enters into contracts to design, develop and deliver telecommunication networks to customers. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Business Combinations and Intangible Assets

The Company has participated in several significant transactions since April 2005 which have impacted the Company’s financial statements. The Company accounts for business combinations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with definite lives are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from net operating losses of HNS occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our international subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations.

Prepaid Expenses and Other

The Company’s Consumer/SMB business, included in the VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. Subscriber acquisition costs (“SAC”), which are included in prepaid expenses and other, are important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a long-term service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The Company considers the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, the Company recognizes a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. The Company determines fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. The Company determines losses on long-lived assets to be disposed of in a similar manner, except that it reduces the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

Stock-Based Compensation

Stock-based compensation is an important component of the total compensation for our eligible employees. The stock-based compensation programs enable the Company to provide competitive compensation arrangements that facilitate the retention and motivation of its employees. The programs implemented by the Company, are discussed in the footnotes to the audited financial statements, included in Item 8 of this report. Prior to the adoption of SFAS No. 123R, “Share-Based Payment—a revision of SFAS No. 123,” the Company accounted for stock-based compensation using the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 had no material impact on the results of the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,”, an amendment to FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its analyses on the impact of FIN 48 but does not expect it to have a material net change to its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 on Quantifying Misstatements, or SAB No. 108. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006 and filed after September 13, 2006. The implementation of SAB No. 108 did not have any material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

General

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. The Company manages its exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. The Company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, it may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2006, the Company, through an Indian subsidiary, had purchased $1.5 million of foreign exchange contracts to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2006. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $5.7 million as of December 31, 2006.

Marketable Securities Risk

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

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the Term Loan Facility, which closed on February 23, 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum. This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 14 to the audited financial statements included in Item 8 in this report.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The

Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 3% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost increases in the last six to twelve months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through December 31, 2006. However, if the Company is unable to mitigate future increases, increases in raw material price could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2006 and for the period from April 23, 2005 to December 31, 2005. We have also audited the accompanying combined consolidated statements of operations, changes in equity, and cash flows of Hughes Network Systems (the “Prior Predecessor”) for the period from January 1, 2005 to April 22, 2005, and the year ended December 31, 2004. Our audits also included the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the accompanying combined consolidated financial statements of the Predecessor have been prepared from the separate records maintained by the Prior Predecessor, a component of the DIRECTV Group, Inc., and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Prior Predecessor had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from The DIRECTV Group, Inc. applicable to The DIRECTV Group, Inc. as a whole.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from April 23, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Prior Predecessor for the period from January 1, 2005 to April 22, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Baltimore, Maryland

March 26, 2007

HUGHES NETWORK SYSTEMS

BALANCE SHEETS

(In thousands)

	Consolidated Successor	Consolidated Predecessor
	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$99,098	$113,267
Marketable securities	103,466	13,511
Receivables, net	180,694	200,982
Inventories	61,280	73,526
Prepaid expenses and other	39,175	48,672

Total current assets	483,713	449,958

Property, net	312,497	259,578
Capitalized software costs, net	41,159	16,664
Intangible assets, net	30,663	-
Other assets	44,358	30,324

Total assets	$912,390	$756,524

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,781	$51,294
Short term borrowings and current portion of long-term debt	27,210	29,616
Accrued liabilities	123,576	130,601
Due to affiliates	13,592	18,960

Total current liabilities	222,159	230,471

Long-term debt	469,190	342,406
Due to affiliates	-	8,967
Other long-term liabilities	18,079	3,494

Total liabilities	709,428	585,338

Commitments and contingencies

Minority interests	4,659	6,594

Equity:
Class A membership interests	180,346	125,768
Class B membership interests	-	-
Retained earnings	19,102	46,571
Accumulated other comprehensive loss	(1,145)	(7,747)

Total equity	198,303	164,592

Total liabilities and equity	$912,390	$756,524

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF OPERATIONS

(In thousands)

	Consolidated Successor	Consolidated Predecessor	Combined Consolidated Prior Predecessor
	Year Ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year Ended December 31, 2004
Revenues:
Services	$439,976	$303,467	$121,917	$383,519
Hardware sales	418,249	280,001	101,524	405,831

Total revenues	858,225	583,468	223,441	789,350

Operating costs and expenses:
Cost of services	309,583	209,226	88,092	290,365
Cost of hardware products sold	327,708	206,431	86,467	338,650
Selling, general and administrative	134,058	80,658	50,142	158,102
Research and development	23,058	19,102	18,194	55,694
Amortization of intangibles	6,144		-	-
Restructuring costs	-	1,443	1,625	10,993
SPACEWAY impairment provision	-	-	-	1,217,745
Asset impairment provision	-	-	-	150,300

Total operating costs and expenses	800,551	516,860	244,520	2,221,849

Operating income (loss)	57,674	66,608	(21,079)	(1,432,499)
Other income (expense):
Interest expense	(46,041)	(22,744)	(1,631)	(7,466)
Interest income .	8,875	2,813	102	772
Other income, net	2,033	198	-	5,805

Income (loss) before income tax expense, minority interest in net (earnings) losses of subsidiaries and equity in earnings of unconsolidated affiliates	22,541	46,875	(22,608)	(1,433,388)
Income tax expense	(3,276)	(693)	(180)	(32)
Minority interests in net (earnings) loss of subsidiaries	(163)	366	231	(64)
Equity in earnings of unconsolidated affiliates .	-	23	34	-

Net income (loss)	$19,102	$46,571	$(22,523)	$(1,433,484)

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Equity	Consolidated Successor Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity	Comprehensive (Loss) Income
Prior Predecessor
Balance at January 1, 2004	$1,956,099	$-	$(9,043)	$1,947,056
Net loss	(1,433,484)	-	-	(1,433,484)	$(1,433,484)
Net capital distribution to Parent	(255,571)	-	-	(255,571)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	2,868	2,868	2,868
Unrealized holding gains on securities	-	-	629	629	629

Total comprehensive loss	-	-	-	-	$(1,429,987)

Balance at December 31, 2004	267,044	-	(5,546)	261,498

Net loss	(22,523)	-	-	(22,523)	$(22,523)
Net capital distribution to Parent	(108,868)	-	-	(108,868)
Other comprehensive loss:
Foreign currency translation adjustments	-	-	6,050	6,050	6,050
Unrealized holding losses on securities	-	-	(270)	(270)	(270)

Total comprehensive loss	-	-		-	$(16,743)

Balance at April 22, 2005	135,653	-	234	135,887

Predecessor
Net income	-	46,571	-	46,571	$46,571
Net capital distribution to Parent	(10,000)	-	-	(10,000)
Equity plan compensation	115	-	-	115
Other comprehensive income:
Foreign currency translation adjustments	-	-	(7,865)	(7,865)	(7,865)
Unrealized holding losses on securities	-	-	(116)	(116)	(116)

Total comprehensive income	-	-		-	$38,590

Balance at December 31, 2005	125,768	46,571	(7,747)	164,592

Successor
Effect of push-down accounting due to HCI Acquisition	54,282	(46,571)	3,642	11,353

Balance at January 1, 2006	180,050	-	(4,105)	175,945

Net income	-	19,102	-	19,102	$19,102
Equity plan compensation	296	-	-	296
Other comprehensive income:
Foreign currency translation adjustments	-	-	2,946	2,946	2,946
Unrealized holding gains on securities	-	-	14	14	14

Total comprehensive income	-	-	-	-	$22,062

Balance at December 31, 2006	$180,346	$19,102	$(1,145)	$198,303

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CASH FLOWS

(In thousands)

	Consolidated Successor	Consolidated Predecessor	Combined Consolidated Prior Predecessor
	Year Ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year Ended December 31, 2004
Cash flows from operating activities:
Net income (loss)	$19,102	$46,571	$(22,523)	$(1,433,484)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	48,459	27,209	13,734	96,973
Amortization of debt issuance costs	1,056	970	60	-
Gain on receipt of investment by subsidiary	(1,788)	-	-	-
Equity plan compensation expense	296	115	-	-
Minority interest	163
Equity in losses from unconsolidated affiliates	-	(26)	-	-
Gain on disposal of assets	-	-	-	(5,804)
SPACEWAY impairment provision	-	-	-	1,217,745
Asset impairment provision.	-	-	-	150,300
Other	-	(198)	-	-
Change in other operating assets and liabilities, excluding the effect of the HCI Transaction:
Receivables, net	24,839	(37,886)	5,438	41,471
Inventories, net	11,894	22,987	2,738	22,863
Prepaid expenses and other	3,335	(1,681)	(3,965)	8,197
Accounts payable	(11,286)	11,093	(31,721)	9,920
Accrued liabilities and other	(4,337)	24,298	(16,457)	(20,445)

Net cash provided by (used in) operating activities	91,733	93,452	(52,696)	87,736

Cash flows from investing activities:
Change in restricted cash	(294)	(4,860)	1,978	(1,152)
Purchase of short-term investments, net	(89,254)	(13,544)	-	-
Expenditures for property	(77,191)	(53,694)	(22,912)	(122,158)
Expenditures for capitalized software	(16,416)	(12,871)	(3,273)	(16,673)
Proceeds from sale of property and intangibles	521	1,263	-	17,016
Other, net	-	224	(958)	148

Net cash used in investing activities	(182,634)	(83,482)	(25,165)	(122,819)

Cash flows from financing activities:
Net (decrease) increase in notes and loans payable	(1,609)	(3,309)	871	(7,955)
(Distributions to) contributions from former owners, net	-	-	(108,868)	52,429
Long-term debt borrowings	455,330	18,882	327,775	33,245
Repayment of long-term debt	(364,872)	(31,222)	(30,141)	(70,659)
Debt issuance costs	(11,668)	-	(10,482)	-

Net cash provided by (used in) financing activities	77,181	(15,649)	179,155	7,060

Effect of exchange rate changes on cash and cash equivalents	(449)	(2,824)	5,669	865

Net (decrease) increase in cash and cash equivalents	(14,169)	(8,503)	106,963	(27,158)
Cash and cash equivalents at beginning of the period	113,267	121,770	14,807	41,965

Cash and cash equivalents at end of the period	$99,098	$113,267	$121,770	$14,807

Supplemental cash flow information:
Cash paid for interest	$39,714	$22,138	$1,496	$10,422
Cash paid for income taxes	$3,615	$1,121	$208	$732
Supplemental disclosure of non-cash financing activities:
Property transferred to Parent				$308,000
Supplemental non-cash disclosure due to acquisition by Hughes Communications, Inc.:
Increase in assets	$51,471
Increase in liabilities	40,118

Increase in net assets	$11,353

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS

Note 1: Description of Transactions

On April 22, 2005, Hughes Network Systems, LLC (the “Company” or “HNS”) consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), formerly known as Hughes Network Systems, Inc. Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite and terrestrial microwave businesses (collectively, the “Business”) along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that is under development (“SPACEWAY”). In return, the Company paid DTV Networks approximately $200.7 million, including certain adjustments related to the value of HNS’ working capital (as defined in the December 2004 Agreement). Pursuant to the terms of the December 2004 Agreement, DIRECTV retained responsibility for all of the pre-closing domestic and international tax liabilities of the Company and is entitled to any refunds for pre-closing periods. The Company recorded a liability in the balance sheet for the estimated amount the Company may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

To finance, among other things, the initial $190.7 million payment made to DTV Networks, on April 22, 2005, the Company issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. Immediately following the payment by the Company, SkyTerra acquired 50% of the Class A membership interests of the Company from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

On November 10, 2005, Hughes Communications, Inc. (“HCI” or “Parent”), then a wholly owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Company’s Class A membership interests for $100.0 million in cash. The closing of this transaction (the “January 2006 Transaction”) occurred on January 1, 2006, and the Company became a wholly-owned subsidiary of HCI. On December 31, 2005, SkyTerra contributed to HCI the Class A membership interests of the Company it acquired in connection with the April 2005 Transaction. Concurrently with the November 2005 Agreement, the parties thereto entered into agreements governing their relationship after the closing.

Note 2: Organization

The Company is a Delaware limited liability company. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”), provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants in exchange for the performance of services. HCI is the sole owner of Class A membership interests and serves as the Managing Member of the Company, as defined in the LLC Agreement. As of December 31, 2006, there were 95,000 Class A membership interests outstanding and 4,650 Class B membership interests outstanding.

Note 3: Description of Business

The Company is a leading provider of network services that utilize VSATs to distribute signals via satellite. The Company’s services and products serve a variety of consumers, small and medium sized businesses

(“Consumer/SMB”) and enterprise customers worldwide. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications such as credit card verification, inventory tracking and control and broadcast video. The Company also provides managed services to large enterprises that combine the use of satellite based communications and terrestrial alternative. Furthermore, the Company also operates a VSAT service that provides broadband internet access to Consumer/SMB customers.

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

SPACEWAY 3 is a next-generation satellite designed to utilize high-capacity Ka-band and spot beam technology to offer site-to-site network connectivity at faster data rates than that of existing Ku-band satellite connections. The satellite is designed to offer full-mesh, single-hop connectivity between user terminals by means of an end-to-end digital communications system. The Company expects to launch its SPACEWAY 3 satellite in August 2007 and to introduce service approximately six months later over SPACEWAY’s North American network.

Note 4: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. Management believes it has made all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows as of and for the periods presented.

Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004 included herein are referred to as “Prior Predecessor” results; the financial results for the period from April 23, 2005 through December 31, 2005 included herein are referred to as “Predecessor” results; and the financial results for the year ended December 31, 2006 of the Company included herein are referred to as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in HNS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting” (Note 5). DTV Networks participated in DIRECTV’s centralized cash management system. DIRECTV used concentration accounts to sweep DTV Networks’ cash receipts to its banks and provided cash to DTV Networks as needed for operating purposes. Accordingly, DIRECTV had provided funding for the working capital and capital expenditure requirements of DTV Networks in the form of equity capital contributions having no formal repayment terms or interest requirements.

DIRECTV performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DIRECTV that have been replaced by the

Company include the treasury, audit and income tax functions. The Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DIRECTV on the Company’s behalf for these functions. In addition, DIRECTV performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DIRECTV, and DIRECTV allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable.

Subsequent to the April 2005 Transaction, the Company established its own risk management and employee benefit programs. The costs of the services performed by DIRECTV for DTV Networks and the allocations of risk management and employee benefit program costs reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 to April 22, 2005 and $35.9 million in 2004.

Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Predecessor financial statements, the Predecessor financial information included herein may not reflect the financial position, results of operations, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

On March 27, 2006, the Company entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides the Company, through its officers and employees, with general support, advisory and consulting services in relation to HNS’ business. HNS paid a quarterly fee of $250,000 for these services. In addition, the Company reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary of certain executives plus a 2% service fee. On March 15, 2007, we entered into an amendment to the management and advisory services agreement that eliminated the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 3% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect amounts reported herein. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized as services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT Leases”). Under the VSAT Leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT Leases were recognized over the term of the operating lease.

Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and the Company ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no ongoing performance obligation.

Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. As a result of the transactions described in Note 1, our Parent holds 100% of our Class “A” membership interests. Thus, our activity is generally reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from net operating losses of HNS occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. Our income tax expense represents taxes associated with our international subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Restricted cash deposits expiring within one year are included in prepaid expenses and other, and deposits expiring beyond one year are included in other long-term assets in the accompanying balance sheets. At December 31, 2006 and 2005, the Company had $5.2 million and $4.9 million of restricted cash, respectively, which secures certain letters of credit. All of the underlying letters of credit expire in 2007, with the exception of one letter of credit for $4.6 million, which has automatic renewal provisions until 2015. Restrictions on the cash will be removed as the letters of credit expire. In connection with the April 2005 Transaction, restricted cash held at April 22, 2005 was distributed to DTV Networks.

Marketable Securities

The Company’s marketable securities consist of investment-grade debt securities. The Company classifies all debt securities with original maturities of more than ninety days as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts using straight-line method over the contractual lives of the securities, which is included in interest income.

As of December 31, 2006 and 2005, there were no investment securities classified as trading or held-to-maturity.

Prepaid Expenses and Other

Prepaid expenses and other includes subscriber acquisition costs (“SAC”) incurred to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a long-term service agreement, and amounts deferred are amortized to expense over the commitment period as the related service revenue is earned. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

Property and Depreciation

Property is carried at cost, which includes construction costs and capitalized interest for qualifying projects. In conjunction with the closing of the January 2006 Transaction, the Company revalued all of its assets that were held at January 1, 2006 in accordance with SFAS No. 141, and the historical bases of those assets were adjusted to their estimated fair market value. Depreciation is computed generally using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the life of the asset or term of the lease.

Intangible Assets

The Company accounts for business combinations in accordance with SFAS No. 141. Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. Intangible assets include backlog, customer relationships, patented technology, and trademarks which were acquired in connection with the January 2006 Transaction. All intangible assets are subject to impairment tests on an annual or periodic basis. Intangible assets are amortized on a straight-line basis over their estimated useful lives that are as follows:

Number of Years
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	10

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance costs are amortized using the effective interest method with such amortization included in interest expense. Debt issuance costs at December 31, 2006 and 2005, net of accumulated amortization of $1.1 million and $1.0 million, respectively, relate to costs incurred in connection with the senior notes and term indebtedness as described in Note 14.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved and other valuation techniques. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of long-lived assets in a future period.

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted annually, or when events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that do not generate revenues are expensed. Accumulated amortization of software development costs was $6.2 million and $0.1 million at December 31, 2006 and 2005, respectively.

Foreign Currency

Some of our foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in other assets in the balance sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’ intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations in other income (expense) and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to Accounting Principles Board Opinion (“APB”) No. 18—”The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in HNS recognizing investee earnings or losses in excess of its ownership percentage.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2006 and 2005.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assesses whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company enters into interest rate swaps from time to time to manage its interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of the hedged debt obligations that are attributable to the hedged risk, are recognized in the current period earnings. During each of the periods presented herein there were no interest rate swap transactions.

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet its risk management objectives and do not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2006 and 2005, we had purchased foreign exchange contracts totaling $1.5 million and $5.2 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2006. All of the forward exchange contracts outstanding at December 31, 2006 expire in 2007.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

Prior to the adoption of SFAS No. 123R, “Share-Based Payment—a revision of SFAS No. 123,” the Company accounted for stock-based compensation using the fair value based method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS No. 123”. Under this method, compensation expense equal to the fair value of the stock-based award at grant is recognized over the course of its vesting period.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense is recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. The Company has elected to use the modified prospective method. As the Company previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R had no material impact on its financial position or results of operations.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin

No. 43 (“ARB 43”), Chapter 4. SFAS No. 151 amends ARB 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these types of costs be recognized as current period expenses when incurred. SFAS No. 151 is effective for inventory costs incurred on or after January 1, 2006. The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effective of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005, however the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 had no material impact on the results of the Company’s financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the results of the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides a comprehensive model for recognizing, measuring, presenting and disclosing uncertain tax positions that an entity has taken or expects to take on a tax return. Under FIN 48, a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its merits. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has not completed its analyses of the impact of FIN 48 but does not expect the impact to have a material net change to the Company’s financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108 on Quantifying Misstatements. SAB No. 108 requires companies to use both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach. SAB No. 108 also provides transition guidance for correcting errors existing in prior years. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, and filed after September 13, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined what impact, if any, SFAS No. 157 will have on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Statement is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not yet determined what impact, if any, SFAS No. 159 will have on its financial position, results of operations or cash flows.

Note 5: Acquisition by HCI

Upon the closing of the January 2006 Transaction, the Company became a wholly owned subsidiary of HCI. In accordance with SFAS No. 141 and EITF D-97, the Company has allocated the total purchase price paid by SkyTerra and HCI in the April 2005 Transaction and the January 2006 Transaction to assets acquired and liabilities assumed at their estimated fair value. Management determined the fair value considering a number of factors, including the use of an independent appraisal. The excess of the fair value of the net assets acquired over the amount paid of approximately $369.0 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141.

The HCI basis allocated to the Company’s net assets was determined as follows (in thousands):

Amount
Cash consideration ($50,000 paid in April 2005, $100,000 paid in January 2006)	$150,000
Equity consideration (300,000 shares of SkyTerra at $17.20 per share)	5,160
Direct acquisition costs	663
HCI equity in earnings of HNS following the April 2005
Transaction through December 31, 2005	20,122

Total	$175,945

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized as follows (in thousands):

	Fair Market Value	Pro-rata Allocation of Negative Goodwill	Adjusted Fair Value
Current assets	$448,710	$-	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	-	(245,940)
Long-term debt and other liabilities	(379,292)	-	(379,292)
Minority interests	(6,818)	-	(6,818)

Total liabilites	(632,050)	-	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

Our fair value of intangible assets was based, in part, on a valuation completed by independent appraisers using an income approach with estimates and assumptions provided by management. Intangible assets, after reduction for the pro-rata allocation of negative goodwill are as follows (in thousands):

Amount
Backlog	$13,385
Customer relationships	7,170
Patented technology	10,994
Trademarks	5,258

Total	$36,807

The weighted average amortization period for the intangibles is approximately 6.8 years.

Note 6: Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale investment securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
December 31, 2006 (Successor):
Corporate bonds	$10,017	$-	$(15)	$10,002
Government agencies	93,478	10	(24)	93,464

Total available-for-sale securities	$103,495	$10	$(39)	$103,466

December 31, 2005 (Predecessor):
Municipal bonds	$2,003	$-	$(7)	$1,996
Government agencies	11,552		(37)	11,515

Total available-for-sale securities	$13,555	$-	$(44)	$13,511

The Company does not believe that any individual loss as of December 31, 2006 represents an other-than-temporary impairment. The majority of the unrealized gains or losses were attributable to changes in interest rates of investments backed by government agencies securities which have “AAA” ratings. The Company has the intent and ability to hold these securities until the market value recovers or the securities mature.

The contractual maturities of available-for-sale investment securities at December 31, 2006 were as follows (in thousands):

	Cost Basis	Estimated Fair Values
Due within one year	$88,157	$88,145
Due within two years	15,338	15,321

Total available-for-sale securities	$103,495	$103,466

Note 7: Receivables, Net

Receivables, net as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Trade receivables	$154,799	$181,585
Contracts in process	33,748	29,086
Other receivables	2,305	2,845

Total receivables	190,852	213,516
Allowance for doubtful accounts	(10,158)	(12,534)

Total receivables, net	$180,694	$200,982

Trade receivables included $4.0 million and $0.7 million of amounts due from affiliates at December 31, 2006 and 2005, respectively.

Advances and progress billings offset against contracts in process amounted to $14.6 million and $7.5 million at December 31, 2006 and 2005, respectively. Of the $33.7 million contracts in process balance recorded at December 31, 2006, the Company expects to collect $23.3 million in 2007, $4.8 million in 2008, $2.8 million in 2009 and $2.8 million in 2010.

Note 8: Inventories

Inventories as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Production materials and supplies	$11,689	$13,583
Work in process	11,676	9,926
Finished goods	37,915	50,017

Total inventories	$61,280	$73,526

Inventories are adjusted to net realizable value using management’s best estimates of future use or recovery of inventory. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders, and alternative means of disposition of excess or obsolete items.

In June 2006, the Company made a decision to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded a charge of $11.9 million to reduce the net book value of its narrowband products to their net realizable value, and substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold during 2006 and primarily related to the VSAT segment.

Note 9: Prepaid Expenses and Other

Prepaid expenses and other as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Subscriber acquisition costs	$19,329	$18,927
Prepaid expenses	11,037	9,015
Prepaid taxes	4,790	13,878
Other	4,019	6,852

Total prepaid expenses and other	$39,175	$48,672

Note 10: Property, Net

Property, net as of December 31, 2006 and 2005 consisted of the following (dollars in thousands):

		Successor	Predecessor
	Estimated Useful Lives (years)	December 31,
		2006	2005
Land and improvements	10 - 30	$5,650	$11,809
Buildings and leasehold improvements	1 - 30	22,301	44,587
Machinery and equipment	3 - 5	57,877	57,261
VSAT operating lease hardware	2 - 5	45,311	149,853
Furniture, fixtures, and office machines	3 - 7	566	842
Construction in progress – SPACEWAY	-	208,502	124,878
– Other	-	8,483	10,762

Total property		348,690	399,992
Accumulated depreciation		(36,193)	(140,414)

Total property, net		$312,497	$259,578

As further described in Note 5, upon the closing of the January 2006 Transaction, the Company revalued its assets and liabilities in accordance with SFAS No. 141 and the bases of assets included in the above table at December 31, 2006 reflect fair value adjustments to assets held as of January 1, 2006 and adjustment due to the allocation of negative goodwill.

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third-party financial institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for the certain contracts HNS has retained certain ongoing obligations relating to the equipment as described in Note 4 under “Revenue Recognition”. For those contracts, VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

Depreciation expense for property was $36.1 million for the year ended December 31, 2006, $27.1 million for the period from April 23, 2005 through December 31, 2005, $13.7 million for the period January 1, 2005 through April 22, 2005, and $80.9 million for 2004.

During the construction of the SPACEWAY 3 satellite, interest has been capitalized on costs incurred subsequent to the January 2006 Transaction. The Company recorded $1.9 million and $0.5 million of capitalized interest for the year ended December 31, 2006 and for the period from April 23, 2005 through December 31, 2005, respectively.

Note 11: Intangible Assets, Net

In connection with the January 2006 Transaction, the Company acquired certain intangible assets with finite lives. Intangible assets, net as of December 31, 2006 are as follows (dollars in thousands):

		December 31, 2006
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount
Backlog and customer relationships	4-8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8-10	16,252	(1,900)	14,352

Total intangible assets, net		$36,807	$(6,144)	$30,663

The Company amortizes the recorded values of its intangible assets over their estimated useful lives. During 2006, the Company recorded $6.1 million of amortization expense related to intangible assets. Estimated future amortization expense of the intangible assets at December 31, 2006 will be as follows (in thousands):

Amount
Year ending December 31,
2007	$6,144
2008	6,144
2009	6,144
2010	2,796
2011	2,796
Thereafter	6,639

Total estimated future amortization expense	$30,663

Note 12: Other Assets

Other assets as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Investments	$24,673	$18,245
Debt issuance costs, net	9,148	9,452
Restricted cash	4,609	-
Other	5,928	2,627

Total other assets	$44,358	$30,324

Investments consist of equity and available-for-sale investments, which included the Company’s investments in Escort Motors Ltd. and Chinacast Education Corporation.

Note 13: Accrued Liabilities

Accrued liabilities as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Accrued and other liabilities	$46,802	$53,195
Progress billings to customers	38,272	31,687
Payroll and other compensation	29,830	29,151
State and foreign income taxes	3,076	5,425
Taxes other than income taxes	2,769	7,089
Accrued warranty costs	2,827	4,054

Total accrued liabilities	$123,576	$130,601

Note 14: Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):

		Successor	Predecessor
		December 31,
	Interest Rates	2006	2005
VSAT hardware financing—current portion	8.00% -12.00%	$23,761	$25,171
Revolving bank borrowings	7.00% -14.25%	2,174	3,693
Term loans payable to banks—current portion	8.75% -10.25%	1,275	752

Total short term borrowings and current portion of long -term debt		$27,210	$29,616

Outstanding revolving bank borrowings at December 31, 2006 consisted of borrowings by a subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. Outstanding revolving borrowings of $1.7 million at December 31, 2006 are at variable rates based on monthly Mumbai Inter Bank Offer Rate and ING Vysya Reference Rate. The average interest rate charged on the variable borrowings was 9.65% as of December 31, 2006. The remaining balance of $0.5 million at December 31, 2006 had a fixed rate of 9.75%. The total available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.4 million at December 31, 2006.

Long-term debt consisted of the following (dollars in thousands):

		Successor	Predecessor
		December 31,
	Interest Rates	2006	2005
Senior notes	9.50%	$450,000	$-
VSAT hardware financing	8.00% -12.00%	18,057	17,046
Term loans payable to banks	10.25%	1,133	325,360

Total long-term debt		$469,190	$342,406

The April 2005 Transaction was financed with: (i) a $250.0 million first lien term loan and a secured $50.0 million first lien revolving credit facility (“Revolving Credit Facility”) and (ii) a $75.0 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275.0 million and the second lien loan was reduced to $50.0 million. At the election of the Company, which could be made monthly, the term indebtedness bore interest at either the ABR Rate as defined in the credit agreement (the “ABR Rate”) plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or for Eurocurrency borrowings at the London Interbank Offered Rate (“LIBOR”) plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The Revolving Credit Facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, the Company completed an offering of $450.0 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. Accrued interest of $9.0 million is included in accrued liabilities at December 31, 2006. The Company used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings under the first and second lien term loans in full. In connection with the Senior Notes offering, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring us to complete a registered exchange offer relating to the Senior Notes within 360 days after April 13, 2006. The Company completed the registered exchange offer for the Senior Notes on November 29, 2006.

Effective April 13, 2006, the credit agreement was amended and restated whereby all of the first lien term loan provisions were deleted as a result of them being paid down in full, and the Revolving Credit Facility was amended to reflect revised covenants, pricing terms and other related amendments. The amended Revolving Credit Facility matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at the Company’s option, the ABR rate plus 1.5% or LIBOR plus 2.5%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, the Company’s direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of the Company’s domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, the Company pays a participation fee of 2.5% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.5% per annum for any unused portion of the Revolving Credit Facility.

As of April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2006, $1.1 million remained outstanding on the letter of credit issued to JPM and $11.2 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. As of December 31, 2006 there were no borrowings outstanding against the BOA Revolving Credit Facility. As a result, the total available for borrowing or issuing of additional letters of credit under the BOA Revolving Credit Facility totaled $37.7 million at December 31, 2006.

The agreement governing the amended Revolving Credit Facility and the indenture governing the Senior Notes require the Company to comply with certain covenants, for as long as, (1) in the case of the amended Revolving credit facility, the amended and revolving credit agreement is in effect and, (2) in the case of the indenture, so long as any Senior Notes are outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended revolving credit facility contains affirmative covenants such as preserving our businesses and properties, maintaining insurance over our assets, paying and discharging all material taxes when due, and furnishing the lenders’

administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. We have been in compliance with all of our debt covenants since the placement of the credit facilities through December 31, 2006.

In connection with certain commercial VSAT sales, the Company enters into long-term operating leases (generally three to five years) for the use of the VSAT hardware installed at a customer’s facilities. The Company has an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For a portion of the transactions with the financial institutions, the Company has retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of the HNS system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, the Company has not been required to make any indemnification payments for a Non-Performance Event; however, the Company did incur nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third-party satellite. The Company has not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

On February 23, 2007, the Company obtained a new term loan facility in the amount of $115 million as more fully described in Note 23.

Note 15: Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. Federal and domestic state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. As a result of the transactions described in Note 1, our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s income tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the domestic tax benefits of HNS occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. Our income tax expense represents taxes associated with our international subsidiaries. Foreign income taxes for HNS’ consolidated foreign subsidiaries are reflected in the financial statements. This includes deferred tax assets of $2.4 million and $1.3 million respectively from our India and Brazil subsidiaries as of December 31, 2006. The Company’s German subsidiary has approximately $34.1 million (or 26.0 million euros) of net accumulated operating losses available for carryfoward. The net operating losses are available to reduce future German taxable income. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. As the German subsidiary has not met the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes,” the Company maintains a full valuation allowance on the Germany net operating losses as of December 31, 2006. When the German subsidiary is able to utilize its net operating losses, the reversal of the valuation allowance will be offset to intangible assets and thus, will not create an income tax benefit.

Income tax expense includes taxes on income earned by the Company’s subsidiaries in India and Brazil for the year ended December 31, 2006; the periods April 23, 2005 though December 31, 2005 and January 1, 2005 through April 22, 2005; and the year ended December 31, 2004. The components of income (loss) from continuing operations before the provision for income taxes and the corresponding income tax expense are as follows (in thousands):

	Successor	Predecessor	Prior Predecessor
	Year Ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 23, 2005	Year Ended December 31, 2004
Income (loss) from continuing operations before the provision for income taxes:
Net income (loss)	$19,102	$46,571	$(22,523)	$(1,433,484)
Add: Income tax expense	3,276	693	180	32

Total	$22,378	$47,264	$(22,343)	$(1,433,452)

Components of income (loss) from continuing operations before the provision for income taxes:
Domestic	$13,654	$(3,241)	$20,768	$(1,824,124)
Foreign	8,724	50,505	(43,111)	390,672

Total	$22,378	$47,264	$(22,343)	$(1,433,452)

Components of income tax expense:
Foreign	$3,276	$693	$180	$32
Federal	-	-	-	-
State	-	-	-	-

Total income tax expense	$3,276	$693	$180	$32

Note 16: Retirement Programs and Other Post-Retirement Benefits

Prior to the April 2005 Transaction, HNS employees participated in contributory and noncontributory defined benefit retirement plans maintained by DTVG. These plans were available to substantially all domestic full-time employees. Benefits were based on years of service and compensation earned during a specified period of time before retirement. The accumulated benefit obligation and net assets available for benefits for employees were not separately determined and are not included in the Predecessor balance sheet. In addition to pension benefits, DTVG charged HNS for the cost of certain other post-retirement benefits. The accumulated post-retirement benefit obligation related to employees was not separately determined and was not included in the accompanying balance sheets. HNS’ portion of the cost of these benefit plans, allocated from DTVG, amounted to $2.4 million and $13.6 million for the period January 1, 2005 through April 22, 2005, and the year ended December 31, 2004, respectively. The costs allocated from DTVG did not include pension curtailment and termination benefit charges recorded by DTVG as a result of the fact that HNS employees no longer earned benefits in the DTVG plan subsequent to the completion of the April 2005 Transaction. HNS employees also participated in the DTV 401(k) Retirement Savings Plan (the “DTVG 401(k) Plan”) and in other post-retirement health and welfare plans administered by DTVG for which HNS was billed directly by the provider.

Subsequent to the April 2005 Transaction, HNS implemented the HNS LLC 401(k) Plan (the “HNS 401(k) Plan”) for qualified employees in the United States. Eligible employees may contribute up to 25% of their eligible earnings and the Company will match 100% of employee contributions on up to 3% of eligible earnings and 50% of employee contributions on up to an additional 6% of eligible earnings. Employer contributions to the HNS 401(k) Plan and to the DTVG 401(k) Plan were $6.2 million, $3.6 million, $1.7 million and $6.2 million for the year ended December 31, 2006, the periods April 23, 2005 though December 31, 2005 and January 1, 2005 through April 22, 2005 and the year ended December 31, 2004, respectively.

Note 17: Employee Share-Based Payments and Other Benefits

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment—a revision of SFAS No. 123.” SFAS No. 123R requires entities to recognize compensation expense for all shared-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense will be recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date. The modified retrospective method is a variation of the modified prospective method, except entities can restate all prior periods presented or prior interim periods in the year of adoption using the amounts previously presented in the pro forma disclosure required by SFAS No. 123. The Company has elected to use the modified prospective method. As the Company previously accounted for share-based payments using the fair value method under SFAS No. 123, the adoption of SFAS No. 123R had no material impact on its results of operations or financial position.

Following the completion of the April 2005 Transaction, HNS employees no longer receive stock option or restricted stock unit grants from DTVG, and DTVG remains responsible for all of the outstanding DTVG options for HNS employees

Restricted Stock Awards

In January 2006, the Board of Directors of HCI approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Incentive Plan”). The plan provides for the issuance of up to 2,700,000 shares of HCI common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that, the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. HCI issues shares under the Incentive Plan to officers and key employees and contractors of HCI and the Company and its wholly-owned subsidiaries. In accordance with the terms of the plan, the Board of Directors delegated to the Chief Executive Officer (“CEO”) of HCI, the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. These awards are issued at their fair market value on the date of grant.

During 2006, HCI issued 157,500 restricted shares, net of forfeitures of 1,300 restricted shares, and 8,700 restricted stock units under the Incentive Plan to employees of the Company. At December 31, 2006, there are 157,500 restricted shares and 8,700 restricted stock units outstanding. The Company has $7.0 million of unrecognized compensation expense as of December 31, 2006, which will be recognized over a weighted average of 3.9 years. The costs of the Incentive Plan are allocated from HCI to the Company based upon specific identification of employee costs. These shares vest 50% on the second anniversary of issuance and an additional 25% on each of the third and fourth anniversaries of issuance. The fair value is calculated as the market price upon date of grant. HCI and the Company account for the issuance of shares in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period and recorded compensation expense, after adjustment for forfeitures, of approximately $0.5 million for the year ended December 31, 2006 relate to restricted stock awards.

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of HNS’ senior management and a director. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by the Company after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of the Company’s assets or income earned by the Company prior to the issuance of the Class B membership interests. As of December 31, 2006, there were 4,650 Class B membership interests outstanding, representing approximately 4.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS. At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by average closing trading price of HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B membership interests in 2005, and $0.1 million was recorded in 2006 in connection with the issuance of 500 Class B membership interests pursuant to SFAS No. 123(R).

Bonus Unit Plan

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, as a result of the January 2006 Transaction, if a participant in the Bonus Unit Plan is still employed by the Company on July 14, 2008, then at such time, the participant’s vested bonus units will be exchanged for HCI common stock. A second exchange will take place on July 14, 2010 for participants in the Bonus Unit Plan still employed by the Company at such time. The number of shares of HCI common stock to be issued upon each such exchange would be based upon the fair market value of such vested bonus unit divided by the average closing trading price of HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the Company determined that the fair value of the bonus units on the grant date was approximately $1.2 million based on the estimate increase in the fair market value of the Company’s net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction. The number of bonus units outstanding at December 31, 2006 is 4,255,000, which is net of forfeitures of 145,000 since December 31, 2005. The Company has estimated forfeitures of approximately 13% over the life of the Bonus Unit Plan. Pursuant to SFAS No. 123(R), this amount is being amortized over the five year vesting period beginning on the date of grant. The Company recognized compensation expense of $0.2 million for the year ended December 31, 2006 and $0.1 million for the period from April 23, 2005 through December 31, 2005.

Note 18: SPACEWAY

The Company historically managed the Business and SPACEWAY as separate products. The Business includes established services and product lines with their own distinct revenues and operating costs, whereas SPACEWAY is a system that is under construction and for which the Company has not received or recognized any significant revenues. Prior to September 30, 2004, certain hardware costs relating to the construction of three satellites and a network operating center and development costs relating to network infrastructure for the SPACEWAY program had been capitalized as construction in progress over the period of construction through September 30, 2004.

During 2004, DTVG decided that it would offer the Business for sale, and it commenced a process for seeking buyers for this business. In the third quarter of 2004, DTVG determined that it would no longer continue to pursue the business plan of the SPACEWAY program as it was originally contemplated and that it would transfer two of the SPACEWAY satellites (“SW1” and “SW2”) and certain support equipment to DIRECTV Holdings LLC, an affiliated company, for use in its direct-to-home satellite broadcasting business. DTVG also determined that it would include the remaining SPACEWAY assets as a component of the Business offered for sale. These decisions by DTVG triggered the need to perform an asset impairment analysis on the Company’s investment in SPACEWAY since the ultimate disposition of this investment differed from its original intended purpose. As of September 30, 2004, DTV Networks had a capitalized value of $1,552.7 million for SPACEWAY of which $11.2 million represented capitalized software development costs, and the remainder was included in property as construction in progress. Based upon an independent valuation and analysis, DTVG determined that the fair value of the satellites, support equipment, and other satellite related costs to be transferred to DIRECTV was $308.0 million. DTVG determined that the fair value of the remaining SPACEWAY assets, including the third SPACEWAY satellite (“SW3”), was $85.0 million, based upon an analysis of the alternative disposition opportunities available to DTVG. Previously capitalized costs in excess of these fair value amounts totaling $1,217.7 million were recognized as a SPACEWAY impairment provision in the third quarter of 2004. DTVG also determined that, given the uncertainty of recovery of any additional capitalized costs relating to SPACEWAY in a potential sale or other disposition, all subsequent spending on the SPACEWAY program would be expensed as incurred, other than costs directly related to the construction and launch of SPACEWAY 3. DTVG also assumed responsibility for the satellite manufacturing contract with Boeing covering all three of the satellites. The portion of the satellite manufacturing contract relating to SPACEWAY 3, including Boeing’s obligation to complete construction of SPACEWAY 3 for an additional $49.0 million, was assigned to us upon the closing of the April 2005 Transaction. Of this $49.0 million, the Company paid $12.0 million in 2006, $17.0 million in 2005 and expects to pay $10.0 million in each of 2007 and 2008.

Since December 31, 2006, our initial launch vehicle provider had a launch failure that jeopardizes our schedule for launch of SPACEWAY 3. On February 28, 2007 the Company signed a contract with an alternative launch service provider for launching the SPACEWAY 3 satellite in August 2007. The total estimated costs of completing the satellite construction, launch, insurance and other miscellaneous costs is approximately $133.5 million.

Note 19: Restructuring Costs

In the periods April 23, 2005 through December 31, 2005 and January 1, 2005 through April 22, 2005 and the year ended December 31, 2004, the Company recognized restructuring costs of $1.4 million, $1.6 million and $11.0 million, respectively, principally attributable to employee headcount reductions; and in 2005, the decision to close one of the Company’s network operations centers related to SPACEWAY which resulted in charges for the cancellation of equipment leases. Restructuring costs recognized related principally to HNS’ domestic operations and affected approximately 1% and 9% of the then existing headcount in each of the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004, respectively. These restructuring activities were primarily taken as cost reduction and downsizing actions intended to respond to market conditions in the principal markets served by the Company. Additionally, in 2004, the realignment of the SPACEWAY program in the third quarter of 2004 contributed to the need for additional downsizing adjustments. In connection with the April 2005 Transaction, the Company relocated certain employees and operations in order to vacate certain leased facilities and the lease obligations on those facilities remained with DTVG following the closing of the April 2005 Transaction. Restructuring costs of $1.4 million in the period April 23, 2005 through December 31, 2005 $1.6 million in the period January 1, 2005 through April 22, 2005 and $7.8 million in 2004 were charged to the VSAT Business segment, and the remainder and $3.2 million in 2004 were charged to the Telecom Systems segment described in Note 21.

Note 20: Transactions with Related Parties

In the ordinary course of its operations, the Company enters into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Subsequent to the April 2005 Transaction, related parties include Apollo Management, L.P., Apollo Investment Fund IV, L.P., and their affiliates (“Apollo”), which includes SkyTerra, and HCI. In addition, the Company purchases certain management services from HCI. Related parties previously included News Corporation, who became a related party on December 23, 2003 when it purchased a minority interest in DIRECTV from General Motors Corporation (“GM”), and its affiliates, including DIRECTV and its affiliates. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DIRECTV and its affiliates, ceased to be related parties as of January 1, 2006.

Agreement with DIRECTV

Under the terms of the December 2004 Agreement, DIRECTV retained the responsibility for all pre-closing tax obligations of DTV Networks and HNS, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DIRECTV also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third-parties relating to the VSAT hardware financing borrowings. The Company has indemnified DIRECTV for any losses relating to the VSAT hardware financings.

Management Agreement with SkyTerra

In connection with the April 2005 Transaction, the Company entered into a management agreement with SkyTerra, which identified the types of services to be provided by SkyTerra to the Company in SkyTerra’s role as managing member. Through December 31, 2005, the Company paid $0.7 million to SkyTerra pursuant to this agreement. The management agreement was terminated upon consummation of the January 2006 Transaction.

Management Agreement with HCI

On March 27, 2006, the Company entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides the Company, through its officers and employees, with general support, advisory and consulting services in relation to HNS’ business. HNS paid a quarterly fee of $250,000 for these services. In addition, the Company reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary of certain executives plus a 2% service fee. On March 15, 2007, we entered into an amendment to the management and advisory services agreement that eliminated the quarterly fee of $250,000 that we paid previously to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

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

Hughes Systique Corporation

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include the Chief Executive Officer and President of HCI, as well as certain former employees of HCI, including the Chief Executive Officer and the President’s brother. The Chief Executive Officer and President of HCI and his brother own an aggregate of approximately 20% of Hughes Systique on an undiluted basis. At December 31, 2006 we own approximately 24% of Hughes Systique on an undiluted basis.

Intelsat Holdings Limited

Apollo currently owns, directly or indirectly, 23% of Intelsat Holdings Limited, which owns 100% of Intelsat, Ltd. The Company leases satellite transponder capacity from Intelsat. In addition, the Company’s Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Orbital Slot Agreement

In July 2006, the Company entered into an agreement with two related parties (95 West Co. Inc. and its parent, Miraxis License Holdings, LLC) whereby such parties will allow the Company to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo Investment Fund IV, HCI’s controlling shareholder. A member of our Board of Managers and HCI’s Board of Directors is the Managing Director of one of the related parties, is the CEO and President of the other related party and also owns a small interest in each. Another member of our Board of Managers and a HCI’s board of director is also a director of one of the related parties. As part of the agreement, the Company agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 though 2016.

Agreement with Hughes Telematics, Inc.

In July 2006, the Company granted a limited license to Hughes Telematics Inc. (“HTI”), allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing engineering development services to HTI and we will be compensated at rates that are considered to approximate rates that would be paid to third-parties for such services. As of December 31, 2006, we have been contracted to provide $1.9 million of such services.

HTI is controlled by an Apollo affiliate. Our parent, HCI, is controlled by Apollo. A member of our Board of Managers, is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of the equity of HTI. In addition, another member of our Board of Managers and a director of HCI is also a director of HTI.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, the Company signed a sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base station as of December 31, 2006. SkyTerra owns a majority of and controls MSV as of December 31, 2006. Our controlling stockholder, Apollo Investment Fund IV, L.P., and its affiliates own approximately 25% of SkyTerra’s common equity and control approximately 31% of the voting shares of SkyTerra as of December 31, 2006. Four individuals associated with Apollo currently serve on the six member Board of Directors of SkyTerra.

Related Party Transactions

Sales and purchase transactions with related parties, including the allocation of the cost of employee benefits from DIRECTV and its subsidiaries or affiliates, are as follows (in thousands):

	Successor	Predecessor	Prior Predecessor
	Year Ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year Ended December 31, 2004
Sales:
DIRECTV and affiliates*		$10,669	$1,198	$3,611
Apollo and affiliates, including HCI	$21,992	1,795	-	-

Total sales	$21,992	$12,464	$1,198	$3,611

Purchases:
DIRECTV and affiliates*		$6,135	$16,049	$78,826
Apollo and affiliates, including HCI	$75,866	15,451	-	-

Total purchases	$75,866	$21,586	$16,049	$78,826

*	Ceased to be a related party on January 1, 2006.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	Successor	Predecessor
	December 31,
	2006	2005
Due from related parties:
DIRECTV and affiliates*		$206
Apollo & affiliates, including HCI	$4,044	508

Total due from related parties	$4,044	$714

Due to related parties:
DIRECTV and affiliates*		$25,179
Apollo & affiliates, including HCI	$13,592	2,748

Total due to related parties	$13,592	$27,927

*	Ceased to be a related party on January 1, 2006.

Note 21: Segment Data and Geographical Data

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

Selected financial information for the Company’s operating segments is as follows (in thousands):

	VSAT Segment	Telecom Systems and Corporate Segment	Total
Successor
Year Ended December 31, 2006
Revenues	$767,237	$90,988	$858,225
Operating income	$38,803	$18,871	$57,674
Depreciation and amortization	$46,085	$2,374	$48,459
Assets	$636,597	$275,793	$912,390
Capital expenditures	$83,895	$9,712	$93,607

Predecessor
April 23—December 31, 2005
Revenues	$538,622	$44,846	$583,468
Operating income	$56,815	$9,793	$66,608
Depreciation and amortization	$27,078	$131	$27,209
Assets	$590,192	$166,332	$756,524
Capital expenditures	$64,228	$2,337	$66,565

Prior Predecessor
January 1—April 22, 2005
Revenues	$199,698	$23,743	$223,441
Operating (loss) income	$(23,526)	$2,447	$(21,079)
Depreciation and amortization	$13,703	$31	$13,734
Assets	$516,670	$185,974	$702,644
Capital expenditures	$25,339	$846	$26,185

Prior Predecessor
Year Ended December 31, 2004
Revenues	$696,693	$92,657	$789,350
Operating (loss)	$(1,407,574)	$(24,925)	$(1,432,499)
Depreciation and amortization	$91,027	$5,946	$96,973
Assets	$486,266	$100,618	$586,884
Capital expenditures	$131,834	$6,997	$138,831

Revenues by geographic area are summarized by customers’ location as follows (in thousands):

	Successor	Predecessor	Prior Predecessor
	Year ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year ended December 31, 2004
North America	$665,304	$411,406	$163,953	$538,822
Europe	66,694	78,731	17,212	106,577
South America and the Caribbean	21,354	14,239	4,133	16,052
Africa, Asia and the Middle East	104,873	79,092	38,143	127,899

Total revenues	$858,225	$583,468	$223,441	$789,350

Individual countries with significant revenues are as follows (in thousands):

	Successor	Predecessor	Prior Predecessor
	Year ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year ended December 31, 2004
United States	$638,927	$385,706	$161,805	$526,054
India	$24,458	$35,499	$12,483	$31,955

Property, net is summarized by physical locations are as follows (in thousands):

	Successor	Predecessor
	Year ended December 31,
	2006	2005
North America:
United States	$304,967	$245,412
Canada and Mexico	3	10

Total North America	304,970	245,422
Europe	2,589	5,448
South America and the Caribbean	2,267	490
Africa, Asia and the Middle East	2,671	8,218

Total property, net	$312,497	$259,578

Note 22: Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2006.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the US Department of State in January 2005 regarding alleged violations of the International Traffic in Arms regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company has been unable to perform its obligations under certain contracts with certain customers in China and Korea addressed by the Consent Agreement. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

After discussion with counsel representing the Company in the actions described above, it is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, cash flows, or results of operations.

Product Warranties

The Company warrants its hardware products for up to fifteen months following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the Company recognizes revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

Changes in accrued warranty costs were as follows (in thousands):

	Successor	Predecessor	Prior Predecessor
	Year ended December 31, 2006	April 23 - December 31, 2005	January 1 - April 22, 2005	Year ended December 31, 2004
Balance beginning of period	$4,054	$4,501	$3,833	$3,607
Warranty cost accrual	2,452	2,069	1,887	3,865
Warranty costs incurred	(3,679)	(2,516)	(1,219)	(3,639)

Balance at end of period	$2,827	$4,054	$4,501	$3,833

Leases

The Company has non-cancellable operating leases having lease terms in excess of one year, primarily for real property. Expected future minimum payments under such leases at December 31, 2006 are as follow (in thousands):

Amount
Year ending December 31,
2007	$5,931
2008	4,141
2009	2,364
2010	1,154
2011	863
Thereafter	1,323

Total minimum lease payments	$15,776

Rental expenses under operating leases, net of sublease income, were $11.1 million for the year ended December 31, 2006, $10.3 million for the period from April 23, 2005 through December 31, 2005, $6.2 million for the period January 1, 2005 through April 22, 2005 and $33.5 million for the year ended December 31, 2004.

The Company has non-cancellable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2006 are as follow (in thousands):

Amount
Year ending December 31,
2007	$155,913
2008	104,330
2009	52,323
2010	29,697
2011	24,352
Thereafter	32,989

Total minimum lease payments	$399,604

Rental expenses under operating leases for transponder capacity were $167.9 million for year ended December 31, 2006, $94.0 million for the period from April 23, 2005 through December 31, 2005, $42.0 million for the period January 1, 2005 through April 22, 2005 and $133.3 million for the year ended December 31, 2004.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.7 million that were undrawn at December 31, 2006. Of this amount, $12.3 million were issued under the Revolving Credit Facility (see Note 14), $4.7 million were secured by restricted cash (see Note 4) and $9.7 million were secured by letters of credit issued under credit arrangements available to the Company’s Indian subsidiaries. Certain of the letters of credit issued by the Company’s Indian subsidiaries are secured by those entities’ assets. These obligations expire as follows: $10.1 million in 2007; $3.2 million in 2008; $6.7 million in 2009; $0.7 million in 2010; and $6.0 million in 2011 and thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount to be procured during that period was $23.8 million. On August 4, 2006, in connection with the planned disposition by that former subsidiary of a business unit from which the Company had been procuring services, this agreement and the related commitment amount was amended to establish a revised minimum expenditure of $5.4 million for the period June 1, 2006 through September 30, 2007. The Company estimates it will meet its revised purchase commitment. The Company subsequently spent $4.1 million in 2006 and had $1.3 million remaining to be spent as of December 31, 2006.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in common stock of an unconsolidated affiliate carried in other assets in the balance sheets. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third-party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company has recorded a liability for this investment, which is included in other liabilities in the accompanying Balance Sheet as of December 31, 2006.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for the satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $29.0 million was paid through December 31, 2006 and the remaining balance is due by 2008. Subsequent to December 31, 2006, the Company entered into an agreement with a second launch services provider to launch the SPACEWAY 3 satellite in August 2007. The total estimated cost of completing the satellite construction, launch, insurance and other miscellaneous costs is approximately $133.5 million.

In July 2006, the Company entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC. (“MLH”) pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. As part of the agreement, we agreed to pay 95 West Co. annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016.

Note 23: Subsequent Events

On February 23, 2007, the Company borrowed $115 million from a syndicate of banks (“Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of the Company’s existing and future subsidiaries that guarantee our existing Senior Notes and our existing Revolver Credit Facility. HNS Finance Corp., a wholly owned subsidiary of the Company and co-issuer of the Senior Notes, is a co-borrower under the Loan Facility. The interest rate on the Term Loan Facility is at the option of the Company, the adjusted LIBOR (as defined in the Existing Revolver Facility) plus 2.50% or ABR (as defined in the Existing Revolver Facility) plus 1.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The Company plans to use the net proceeds from the Term Loan Facility to partially fund the purchase or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement on February 22, 2007 with Bear Stearns Capital Markets, Inc. to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum. This Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as for the Revolving Credit Facility described in Note 14. Interest payments based on the Swap Agreement of the Term Loan Facility are estimated to be approximately $7.5 million in year ended December 31, 2007 and $8.8 million in each of the year ended December 31, 2008 through 2014.

Note 24: Supplemental Guarantor and Non-Guarantor Financial Information

On April 13, 2006, the Company and HNS Finance Corp., as co-issuer (the “Co-Issuer”), completed an offering of $450.0 million of 9 1/2 % Senior Notes (the “Senior Notes”). In connection with the offering of the Senior Notes, the Company entered into a registration rights agreement with the purchasers of the Senior Notes requiring the Company to complete the registered exchange offer for the Senior Notes within 360 days after April 13, 2006. With a portion of the proceeds of the Senior Notes, the Company repaid in full the borrowings outstanding under the first and second lien term loans (see Note 14). Certain of the Company’s wholly owned subsidiaries (HNS Real Estate LLC, Hughes Network Systems International Service Company, HNS India VSAT, Inc. and HNS Shanghai, Inc.) (together, the “Guarantor Subsidiaries”) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Notes.

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

Successor

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$92,988	$80	$6,030	$-	$99,098
Marketable securities	103,466	-	-	-	103,466
Receivables, net	137,223	28	59,824	(16,381)	180,694
Inventories, net	51,788	-	9,492	-	61,280
Prepaid expenses and other	26,381	81	12,713	-	39,175

Total current assets	411,846	189	88,059	(16,381)	483,713

Property, net	278,989	26,001	7,507	-	312,497
Other assets	173,133	7,106	4,306	(68,365)	116,180

Total assets	$863,968	$33,296	$99,872	(84,746)	$912,390

Liabilities and equity
Accounts payable	$45,555	$7	$12,219	$-	$57,781
Short term borrowings	22,988	-	4,222	-	27,210
Accrued expenses and due to affiliates	112,766	-	24,402	-	137,168

Total current liabilities	181,309	7	40,843	-	222,159

Debt	466,990	-	2,200	-	469,190
Other liabilities	17,366	-	713	-	18,079
Minority interests	-	4,139	520	-	4,659
Total equity	198,303	29,150	55,596	(84,746)	198,303

Total liabilities and equity	$863,968	$33,296	$99,872	$(84,746)	$912,390

Predecessor

Condensed Consolidating Balance Sheet as of December 31, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$102,548	$77	$10,642	$-	$113,267
Marketable securities	13,511	-	-	-	13,511
Receivables, net	160,103	3,859	71,699	(34,679)	200,982
Inventories, net	62,975	-	10,551	-	73,526
Prepaid expenses and other	30,451	76	18,145	-	48,672

Total current assets	369,588	4,012	111,037	(34,679)	449,958

Property, net	210,521	34,914	14,143	-	259,578
Other assets	101,781	3,706	12,010	(70,509)	46,988

Total assets	$681,890	$42,632	$137,190	$(105,188)	$756,524

Liabilities and equity
Accounts payable	$33,351	$25	$17,918	$-	$51,294
Short term borrowings	23,837	-	5,779	-	29,616
Accrued expenses and due to affiliates	106,081	-	43,480	-	149,561

Total current liabilities	163,269	25	67,177	-	230,471

Debt	341,568	-	838	-	342,406
Other liabilities	12,461	-	-	-	12,461
Minority interests	-	3,804	2,790	-	6,594
Total equity	164,592	38,803	66,385	(105,188)	164,592

Total liabilities and equity	$681,890	$42,632	$137,190	$(105,188)	$756,524

Successor

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$763,675	$969	$114,714	$(21,133)	$858,225

Operating costs and expenses:
Costs of revenues	568,040	-	87,541	(18,290)	637,291
Research and development	23,058	-	-	-	23,058
Selling, general and administrative	108,621	2,157	26,113	(2,833)	134,058
Amortization of intangibles	6,144	-	-	-	6,144

Total operating costs and expenses	705,863	2,157	113,654	(21,123)	800,551

Operating income (loss)	57,812	(1,188)	1,060	(10)	57,674

Other income (expense):
Interest expense	(44,973)	-	(1,224)	156	(46,041)
Other income (expense), net	8,561	(334)	(602)	(156)	7,469
Equity in earnings of consolidated subsidiaries	(2,298)	-	-	2,298	-

Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102

Predecessor

Condensed Consolidating Statement of Operations for the Period April 23, 2005 to December 31, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$499,413	$468	$100,921	$(17,334)	$583,468

Operating costs and expenses:
Costs of revenues	359,563	-	70,792	(14,698)	415,657
Research and development	19,102	-	-	-	19,102
Selling, general and administrative	63,656	2,567	18,514	(2,636)	82,101

Total operating costs and expenses	442,321	2,567	89,306	(17,334)	516,860

Operating income	57,092	(2,099)	11,615	-	66,608

Other income (expense):
Interest expense	(21,786)	-	(1,357)	399	(22,744)
Other income (expense), net	3,124	365	(383)	(399)	2,707
Equity in earnings of consolidated subsidiaries	8,141	-	-	(8,141)	-

Net income (loss)	$46,571	$(1,734)	$9,875	$(8,141)	$46,571

Prior Predecessor

Condensed Combined Consolidating Statement of Operations for the Period January 1, 2005 to

April 22, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$196,684	$278	$30,499	$(4,020)	$223,441

Operating costs and expenses:
Costs of revenues	157,713	-	24,753	(7,907)	174,559
Research and development	18,194	-	-	-	18,194
Selling, general and administrative	44,124	204	8,384	(945)	51,767

Total operating costs and expenses	220,031	204	33,137	(8,852)	244,520

Operating (loss) income	(23,347)	74	(2,638)	4,832	(21,079)
Other income (expense):
Interest expense	(1,078)	-	(553)	-	(1,631)
Other income (expense), net	59	428	3,700	(4,000)	187
Equity in earnings of consolidated subsidiaries	1,843	-	-	(1,843)	-

Net (loss) income	$(22,523)	$502	$509	$(1,011)	$(22,523)

Prior Predecessor

Condensed Combined Consolidating Statement of Operations for the Year Ended December 31, 2004

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$698,665	$736	$118,392	$(28,443)	$789,350

Operating costs and expenses:
Costs of revenues	559,890	-	96,066	(26,941)	629,015
Research and development	55,694	-	-	-	55,694
Selling, general and administrative expense	139,749	6,541	25,593	(2,788)	169,095
SPACEWAY impairment provision	1,217,745	-	-	-	1,217,745
Asset impairment provision	130,435	-	19,865	-	150,300

Total operating costs and expenses	2,103,513	6,541	141,524	(29,729)	2,221,849

Operating (loss) income	(1,404,848)	(5,805)	(23,132)	1,286	(1,432,499)

Other income (expense):
Interest expense	(3,207)	-	(4,259)	-	(7,466)
Other income (expense), net	1,772	4,931	(222)	-	6,481
Equity in earnings of consolidated subsidiaries	(27,201)	-	-	27,201	-

Net (loss) income	$(1,433,484)	$(874)	$(27,613)	$28,487	$(1,433,484)

Successor

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006 (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102
Adjustments to reconcile net income (loss) to net cash flows from operating activities	71,568	2,077	1,274	$(2,288)	72,631

Net cash provided by (used in) operating activities	90,670	555	508	-	91,733

Cash flows from investing activities:
Change in restricted cash	(124)	-	(170)	-	(294)
Purchase of short-term investments, net	(89,254)	-	-	-	(89,254)
Expenditures for property and intangibles	(71,844)	(552)	(4,795)	-	(77,191)
Expenditures for capitalized software	(16,416)	-	-	-	(16,416)
Proceeds from sale of property	-	-	521	-	521

Net cash (used in) provided by investing activities	(177,638)	(552)	(4,444)	-	(182,634)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(1,609)	-	(1,609)
Net borrowings from DIRECTV	-	-	-	-	-
Long-term debt borrowings	450,000	-	5,330	-	455,330
Repayment of long-term debt	(360,924)	-	(3,948)	-	(364,872)
Debt issuance cost	(11,668)	-	-	-	(11,668)

Net cash provided by (used in) financing activities	77,408	-	(227)	-	77,181

Effect of exchange rate changes on cash and cash equivalents	-	-	(449)	-	(449)

Net (decrease) increase in cash and cash equivalents	(9,560)	3	(4,612)	-	(14,169)
Cash and cash equivalents at beginning of period	102,548	77	10,642	-	113,267

Cash and cash equivalents at end of period	$92,988	$80	$6,030	$-	$99,098

Predecessor

Condensed Consolidating Statement of Cash Flows for April 23, 2005 to December 31, 2005 (Dollars in thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$46,571	$(1,734)	$9,875	$(8,141)	$46,571
Adjustments to reconcile net income (loss) to net cash flows from operating activities	24,713	233	13,794	8,141	46,881

Net cash provided by (used in) operating activities	71,284	(1,501)	23,669	-	93,452

Cash flows from investing activities:
Change in restricted cash	(6,766)	-	1,906	-	(4,860)
Net purchase of short-term investments	(13,544)	-	-	-	(13,544)
Expenditures for property	(46,993)	(408)	(6,293)	-	(53,694)
Proceeds from sale of property	441	42	780		1,263
Expenditures for capitalized software	(12,871)	-	-	-	(12,871)
Other, net	590	1,878	(2,244)	-	224

Net cash (used in) provided by investing activities	(79,143)	1,512	(5,851)	-	(83,482)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(3,309)	-	(3,309)
Net parent borrowings (repayments)	3,806	-	(3,806)	-	-
Long-term debt borrowings	17,940	-	942	-	18,882
Repayment of long-term debt	(25,815)	-	(5,407)	-	(31,222)

Net cash (used in) provided by financing activities	(4,069)	-	(11,580)	-	(15,649)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2,824)	-	(2,824)

Net (decrease) increase in cash and cash equivalents	(11,928)	11	3,414	-	(8,503)
Cash and cash equivalents at beginning of period	114,476	66	7,228	-	121,770

Cash and cash equivalents at end of period	$102,548	$77	$10,642	$-	$113,267

Prior Predecessor

Condensed Combined Consolidating Statement of Cash Flows for January 1, 2005 to April 22, 2005 (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(22,523)	$502	$509	$(1,011)	$(22,523)
Adjustments to reconcile net (loss) income to net cash flows from operating activities	(23,334)	2,130	(9,980)	1,011	(30,173)

Net cash (used in) provided by operating activities	(45,857)	2,632	(9,471)	-	(52,696)

Cash flows from investing activities:
Change in restricted cash	1,978	-	-	-	1,978
Expenditures for property	(22,413)	(6)	(493)	-	(22,912)
Expenditures for capitalized software	(3,273)	-	-	-	(3,273)
Other, net	(590)	(2,612)	2,244	-	(958)

Net cash (used in) provided by investing activities	(24,298)	(2,618)	1,751	-	(25,165)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	871	-	871
Net parent repayments borrowings	(108,868)	-	-	-	(108,868)
Long-term debt borrowings	327,775	-	-	-	327,775
Debt issuance costs	(10,482)	-	-	-	(10,482)
Repayment of long-term debt	(27,150)	-	(2,991)	-	(30,141)

Net cash provided by (used in) financing activities	181,275	-	(2,120)	-	179,155

Effect of exchange rate changes on cash and cash equivalents	-	-	5,669	-	5,669

Net increase (decrease) in cash and cash equivalents	111,120	14	(4,171)	-	106,963
Cash and cash equivalents at beginning of period	3,356	52	11,399	-	14,807

Cash and cash equivalents at end of period	$114,476	$66	$7,228	$-	$121,770

Prior Predecessor

Condensed Combined Consolidating Statement of Cash Flows for the Year Ended December 31, 2004 (In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net (loss) income	$(1,433,484)	$(874)	$(27,613)	$28,487	$(1,433,484)
Adjustments to reconcile net income to net cash flows from operating activities	1,511,369	244	38,094	(28,487)	1,521,220

Net cash provided by (used in) operating activities	77,885	(630)	10,481	-	87,736

Cash flows from investing activities:
Change in restricted cash	(1,152)	-	-	-	(1,152)
Expenditures for property and intangibles	(120,532)	-	(1,626)	-	(122,158)
Expenditures for capitalized software	(16,673)	-	-	-	(16,673)
Proceeds from sale of property	17,016	-	-	-	17,016
Other, net	-	55	93	-	148

Net cash (used in) provided by investing activities	(121,341)	55	(1,533)	-	(122,819)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(7,955)	-	(7,955)
Net borrowings from DIRECTV	52,429	-	-	-	52,429
Long-term debt borrowings	25,005	-	8,240	-	33,245
Repayment of long-term debt	(51,926)	-	(18,733)	-	(70,659)

Net cash provided by (used in) financing activities	25,508	-	(18,448)	-	7,060

Effect of exchange rate changes on cash and cash equivalents	-	-	865	-	865

Net (decrease) increase in cash and cash equivalents	(17,948)	(575)	(8,635)	-	(27,158)
Cash and cash equivalents at beginning of period	21,304	627	20,034	-	41,965

Cash and cash equivalents at end of period	$3,356	$52	$11,399	$-	$14,807

HUGHES NETWORK SYSTEMS, LLC

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2006	$12,534	$23,908	-	$(26,284)	$10,158
Year ended December 31, 2005	$19,853	$14,587	-	$(21,906)	$12,534
Year ended December 31, 2004	$15,353	$13,509	-	$(9,009)	$19,853

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal controls over financial reporting. Internal controls include disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended. As of the end of the period covered by this report, members of management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Managers. Our Board of Managers is composed of four members. Each manager is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	60	President, Chief Executive Officer and Chairman of the Board of Managers
Grant A. Barber	47	Executive Vice President and Chief Financial Officer
T. Paul Gaske	53	Executive Vice President and General Manager—North American Division
Bahram Pourmand	60	Executive Vice President and General Manager—International Division
Adrian Morris	52	Executive Vice President, Engineering
Dean A. Manson	40	Vice President, General Counsel and Secretary
Thomas J. McElroy	51	Vice President and Controller and Chief Accounting Officer
Deepak Dutt	62	Vice President and Treasurer
Vinod Shukla	58	Senior Vice President, International Division
Estil Hoversten	70	Senior Vice President, North American Division
David Zatloukal	49	Senior Vice President, North American Operations
Tom Hsu	61	Senior Vice President, Terrestrial Microwave
Mike Cook	53	Senior Vice President and General Manager, Spaceway
Sandi Kerentoff	53	Senior Vice President, Administration and Human Resources
John McEwan	54	Senior Vice President, Operations
Dan Fraley	61	Senior Vice President, Engineering
Jeffrey A. Leddy	51	Member of the Board of Managers
Andrew D. Africk	40	Member of the Board of Managers
Aaron J. Stone	34	Member of the Board of Managers

Pradman P. Kaul—Director, Chief Executive Officer and President. Mr. Kaul has been a director as well as our Chief Executive Officer and President since February 3, 2006, and has been HNS’ Chief Executive Officer since 2000. Mr. Kaul was appointed to HNS’ board of managers on April 22, 2005. Mr. Kaul has been with HNS since 1973. Previously, Mr. Kaul served as President and Chief Operating Officer, Executive Vice President, and HNS’ Director of Engineering. Before joining HNS, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

Grant A. Barber—Executive Vice President and Chief Financial Officer. Mr. Barber has been our Chief Financial Officer and Executive Vice President since February 3, 2006 and joined HNS in January 2006. From 2003 to 2006, Mr. Barber served first as Controller and then Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. Prior to that, from 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant.

T. Paul Gaske—Executive Vice President and General Manager—North American Division. Mr. Gaske has been our Executive Vice President since February 3, 2006 and has been the Executive Vice President and General Manager for our North American division since 1999. Mr. Gaske joined HNS in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career, including

Vice President of Marketing of our International Satellite Division. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Bahram Pourmand—Executive Vice President and General Manager—International Division. Mr. Pourmand has been our Executive Vice President since February 3, 2006 and has been an Executive Vice President and the General Manager of HNS’ International Division since 1993. Mr. Pourmand joined HNS in 1979 and is currently responsible for all aspects of HNS’ international operations. In this capacity, he oversees profit and loss, marketing, product development and strategic direction for HNS’ global activities. He is also a member of HNS’ Executive Committee which oversees the overall management of HNS. Prior to joining HNS, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

Adrian Morris—Executive Vice President—Engineering. Mr. Morris has been our Executive Vice President since Feb 3, 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with us in 1982 as a hardware designer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining us, he worked for Ferranti Electronics and Electro Optics Division for 4 1/2 years. He is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Dean A. Manson—Vice President, General Counsel and Secretary. Mr. Manson has been our Vice President, General Counsel and Secretary since February 3, 2006 and has been HNS’ Vice President, General Counsel and Secretary since November 2004. Mr. Manson also serves as director or officer for several of our subsidiaries. Mr. Manson joined HNS in June 2000, as Assistant Vice President, Legal, and, in 2001, became its Assistant Vice President and Associate General Counsel. Prior to joining HNS, Mr. Manson had been an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP since September 1993. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a certificate from Princeton’s Woodrow Wilson School of Public and International Affairs. He received a Juris Doctorate degree from Columbia University School of Law.

Thomas J. McElroy—Chief Accounting Officer. Mr. McElroy has been our Chief Accounting Officer since February 3, 2006 and has been HNS’ Vice President and Controller since June 1, 1996. Mr. McElroy joined HNS in January 1988 as a Director of Finance. Prior to joining HNS, Mr. McElroy was an associate at Price Waterhouse in Washington, DC from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

Deepak Dutt—Vice President and Treasurer. Mr. Dutt has been our Vice President and Treasurer since January 2001 and also is our Investor Relations Officer. Mr. Dutt joined us in July 1993 and has held various positions in finance since then, including corporate planning, international finance, treasury and an international assignment as Chief Financial Officer of a subsidiary of our company where he played a lead role in its start-up and in taking it public. Prior to joining our Company, Mr. Dutt served in various positions in the U.S. and overseas at IBM Corporation in sales, marketing and finance.

Vinod Shukla—Senior Vice President and Assistant General Manager–International Division. Mr. Shukla has served as Senior Vice President and Assistant General Manager of our International Division since 1999. In this capacity, he is responsible for general management of the international business and, in particular, for the profit and loss management of network and VSAT equipment sales internationally. Prior to his current assignment, from 1990 to 1998 Dr. Shukla was responsible for establishing joint venture companies worldwide to facilitate HNS’ revenue growth through service companies. Before joining our Company in 1980, Dr. Shukla held engineering management positions in ground segment and satellite communication payload development at Rockwell International, Richardson, Texas, and RCA, Ltd, Montreal, Canada, respectively. Dr. Shukla received his Bachelor of Science degree in Electrical Engineering in 1967 from the Indian Institute of Science in India, a Master of Science degree in Electrical Engineering from Nova Scotia Technical College in Canada in 1968 and his Ph.D. in Electrical Engineering degree in 1971 from Southern Methodist University in Dallas, Texas. Dr. Shukla has authored several publications in the satellite communications area and is a member of the IEEE.

Estil Hoversten—Senior Vice President and Assistant General Manager—North American Division, Estil Hoversten has been our Senior Vice President and Assistant General Manager, North American Division, since May 1992. He has been an officer of our company and its predecessor organizations since 1978 with responsibilities at various times for business management, product development, strategic planning and new business development. Before joining us, Dr. Hoversten worked at COMSAT Corporation in Clarksburg, Maryland. Dr. Hoversten received his Bachelor of Science degree, Master of Science degree and his PhD in Electrical Engineering from Iowa State University and is a noted author on satellite communications technology.

David Zatloukal—Senior Vice President—North American Operations. Mr. Zatloukal has been our Senior Vice President, North American Operations, since 2005. He is responsible for North American Network Services including: network operations, program management, billing, service management, network engineering and integration, customer network engineering and support and application certification, as well as the operation of HughesNet’s broadband and narrowband services in the consumer, small business, and enterprise markets. Mr. Zatloukal joined us in December 1996 to support the launch of the consumer internet service business and, from 1996 to 2005, held various positions. Prior to joining us, Mr. Zatloukal spent 14 years with AT&T in various assignments including directing a nationwide operations organization of more than 700 employees supporting the long distance network. Mr. Zatloukal received a Bachelor of Science degree in Information Science from Western Illinois University. He also has participated in multiple executive management programs, including the Northwestern’s Kellogg School of Business.

Tom Hsu—Senior Vice President and General Manager—Terrestrial Microwave Division. Mr. Hsu has been the Senior Vice President and general manager of our Terrestrial Microwave Division since 1999. In this capacity, he oversees profit and loss, product strategy, product design and development, product marketing and sales, business development, field deployment, and after-sales support. Prior to this, Mr. Hsu held a variety of engineering, marketing and business management positions throughout his career with us, including Vice President of Software Engineering and Vice President of Business Development for our Wireless Network Division. Mr. Hsu has a Master of Science degree in Computer Science from the University of Massachusetts, a Master of Science degree in Mathematics from the University of East Texas State and a Bachelor of Science degree in Mathematics from Chung Yuan University in Taiwan.

Mike Cook—General Manager of the SPACEWAY program. Mr. Cook has been General Manager of the SPACEWAY program since January 2000 and Senior Vice President of Sales and Marketing for North America since February 2005, in which role he is responsible for sales and marketing activities for all of our market sectors including our Network Equipment and Services and Consumer/SMB markets. He joined our company in 1991 as Sales and Marketing Director for one of our subsidiaries, HNS Ltd, and was responsible for starting up our VSAT service businesses in Europe, becoming managing director of our European VSAT service business from 1994 to 1999. In addition, he was appointed Vice President of HNS Europe in 1998 and is currently a member of the Board of Directors of HNS Europe. Prior to joining us, Mr. Cook ran the UK data systems division of Alcatel Business Systems in the UK. Mr. Cook has a first class Bachelor of Science degree in Mathematics from Exeter University in England.

Sandi Kerentoff—Senior Vice President of Human Resources & Administration. Ms. Kerentoff has been our Senior Vice President of Human Resources & Administration since April 2000 and also serves as our Ethics Officer. Ms. Kerentoff’s responsibilities include Human Resources, Facilities, Security, Travel and Corporate

Services. Ms. Kerentoff joined us in 1977 and, from 1977 to 2000, held various positions. She received her Bachelor of Science degree in Finance from Michigan State University.

John McEwan—Senior Vice President of Manufacturing Operations. Mr. McEwan has been our Senior Vice President of Manufacturing Operations since March 2001. Mr. McEwan joined us in 1995 as Assistant Vice President with responsibility for the Materials Management function of our company. In 1999, he was promoted to Vice President. In 2000, Mr. McEwan assumed responsibility for the management of all operations and support functions for manufacturing. In 2001, he was promoted to Senior Vice President. Prior to joining us, Mr. McEwan held various management positions at SCI Systems, Inc. and Burroughs. Mr. McEwan has over 30 years of experience in procurement, materials management and manufacturing operations in Europe and North America.

Dan Fraley—Senior Vice President and Chief Technology Officer. Dan Fraley has been our Senior Vice President and Chief Technology Officer since 1990. In support of this role, Mr. Fraley’s overall management responsibilities include the leadership of the Advanced Development Group and the newly formed Government Systems Division. Mr. Fraley joined our company in 1977 and has progressed through increasing levels of management responsibility within the engineering organization culminating in responsibility for all engineering, from 1990 to 2004. Mr. Fraley holds a Bachelor of Science degree in electrical engineering from the University of South Carolina. He is a member of the Institute of Electrical and Electronics Engineers (IEEE), co-inventor on several patents and a published author on microwave antenna measurements.

Jeffrey A. Leddy—Member, Board of Managers. Mr. Leddy has served on our Board of Managers since April 22, 2005. Mr. Leddy is also a director of HCI. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics. He previously serves as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the Board of Directors of Hughes Telematics, Mobile Satellite Ventures, and SkyTerra Communications.

Andrew D. Africk—Member, Board of Managers. Mr. Africk has served on our Board of Managers since April 22, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. He serves on the boards of directors of Intelsat Holdings, Ltd., SkyTerra, SOURCECORP, Incorporated, Terrestar Networks Inc., MSV L.P., and HCI.

Aaron J. Stone—Member, Board of Managers. Mr. Stone has served on our Board of Managers since April 22, 2005. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone is currently a director of AMC Entertainment Inc., Educate Inc., Intelsat Holdings, Ltd., SkyTerra and HCI.

Composition of the Board of Managers and Committees

Our Board of Managers currently consists of four members. The individuals currently serving on the board are Pradman P. Kaul, Jeffrey A. Leddy, Andrew D. Africk and Aaron J. Stone. The chairman of the Board of Managers is Pradman P. Kaul. Our Board of Managers is elected annually, and each member holds office for a one-year term.

Our Board of Managers has the authority to appoint committees to perform certain management and administration functions. Our Board of Managers currently has an audit committee which consists of Jeffrey A. Leddy and Aaron J. Stone. Our audit committee selects, on behalf of our Board of Managers, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our Board of Managers whether the audited financial statements should be included in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Our Board of Managers has not designated an audit committee financial expert.

The Company does not have a standing nominating committee or a committee performing a similar function. Pursuant to our Second Amended and Restated Limited Liability Company Agreement, members of our Board of Managers are elected by the holders of our Class A membership interests. Our parent, HCI, is currently the holder of all of our Class A membership interests and the Board of Directors of HCI nominates and elects the members of our Board of Managers.

Code of Ethics

The Company has not adopted a Code of Ethics. Our chief executive officer, chief financial officer and principal accounting officer or controller and other executive officers performing similar functions (collectively, the “Selected Officers”) are subject to the Amended and Restated Code of Ethics for our Chief Executive and Senior Financial Officers of our Parent, Hughes Communications, Inc. The Code of Ethics is available on our website at www.hughes.com from:

Hughes Network System, LLC

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

To date, there have been no waivers under the Code of Ethics. We intend to disclose any changes in or waivers from the Code of Ethics applicable to any Selected Officer on our website or by filing a Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Company is a wholly-owned subsidiary of Hughes Communications Inc. (“HCI” or “Parent”). The Compensation Committee of the Board of Directors of HCI, which we refer to as the Compensation Committee, is responsible for establishing, implementing and continually monitoring the Company’s executive compensation program, including the compensation of our Chief Executive Officer (Pradman Kaul), Chief Financial Officer (Grant Barber), former Chief Financial Officer (James Lucchese) and our three other most highly compensated executive officers (Paul Gaske, Bahram Pourmand and Adrian Morris). We refer to these executives as our named executive officers elsewhere in this report. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other officers of the Company. All of our current named executive officers are officers and employees of HCI and also provide services to the Company. All compensation earned by our named executive officers is paid by HCI which in turn bills the Company 98% of the base salaries of our named executives plus a 2% service fee. The remaining 2% of the base salaries paid to our named executive officers is expensed by and for services to HCI. HCI bills the Company for 100% of all other compensation paid by HCI to our named executive officers.

Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to closely align the compensation paid to executive officers, including our named executive officers, with the short-term and long-term performance of the Company and to allow the Company to attract, retain and motivate key executives with talent critical to drive long-term success and create value to the Company. The Compensation Committee seeks to achieve this objective by linking a substantial portion of the executive’s total compensation to the achievement of the Company’s financial and operational goals. Our executive compensation program is designed to provide for both guaranteed and incentive compensation based on the Company’s performance, to motivate our executives to achieve the business goals set by the Company and to reward the executives for achieving these goals. Guaranteed compensation consists primarily of base salary. Incentive compensation consists of annual performance bonuses and equity compensation.

The Compensation Committee evaluates individual and Company performance with a goal of setting compensation at levels that the Compensation Committee believes are comparable with executives in companies of similar size and industry. The Compensation Committee believes that base salaries should be competitive to attract and retain qualified executive officers, that executive officers should be provided with Company ownership opportunities to align their interests with those of the Company’s interest holders and that incentive compensation should be based primarily on the accomplishment of the Company’s performance goals in the interest of building a cohesive management team. We believe that our executive compensation program provides an overall level of target compensation and compensation opportunity that is competitive within our industry for companies of a similar size to the Company.

Elements of Compensation

Our executive compensation program consists of the following key elements:

•	base salary

•	annual performance bonuses

•	equity compensation

Our executive officers also participate in the other Company and HCI benefit plans on the same terms as other employees and receive other perquisites and personal benefits. See “Summary Compensation Table–

Perquisites and Other Compensation.” Our benefit plans include medical and dental coverage, long and short term disability coverage and basic life insurance equal to two times annual base salary.

Base Salary—Base salaries for our named executive officers are established at the beginning of the term of each executive’s employment agreement based on the executive’s responsibilities and a comparison to competitive market levels for the executive’s job function. The Company periodically utilizes an independent compensation consultant to survey the marketplace to determine comparable base salary levels. The base salaries of our named executive officers are reviewed on an annual basis by the Compensation Committee and at the time of a promotion or a significant change in responsibility. Factors considered for salary increases, although informally applied, are: individual and corporate performance, inflation, and contributions to the Company’s overall success.

Annual Performance Bonuses—The Annual Incentive Plan (“AIP”) is an annual performance bonus program adopted by the Compensation Committee under the HCI 2006 Equity and Incentive Plan. The AIP is designed to provide cash awards to our executive officers for achieving the Company’s financial and operational goals. Our named executive officers and other officers of the Company and HCI participate in the AIP. Annual performance bonuses awarded under the AIP are reviewed and approved by the Compensation Committee and are paid in cash in a lump sum in the first quarter following the completion of each fiscal year. Annual performance bonuses for 2006 were awarded to all of our named executive officers. Pursuant to his employment agreement and the AIP, each executive officer is eligible to receive an annual performance bonus up to an amount equal to a specified percentage of the executive’s annual base salary. The Compensation Committee annually determines a bonus pool for the year based on each executive’s target bonus amount and competitive market levels and makes awards under the AIP based on the level to which the Company’s performance targets that are set by the Compensation Committee are met. The Compensation Committee may increase the annual performance bonus paid to the executive up to an additional 50% of the executive’s target bonus amount if the Company’s performance targets are exceeded. The Company performance targets to be used are established at the beginning of each fiscal year. For 2006, the performance target components were our revenue, EBITDA and cash balance (which we refer to as the Company Performance Targets) and a subjective factor to be determined by the Compensation Committee. If the Company achieves the annual budgeted amount for each of the Company Performance Targets, the Compensation Committee will award 100% of the bonus pool to the executives that participate in the AIP, with revenue, EBITDA, cash balance and the subjective factor weighted at 25%, 40%, 15%, and 20%, respectively. If any of the Company Performance Target falls below 90% of the budgeted amount, no weight will be awarded for that target. The following table sets forth the percentage of the bonus pool that the Compensation Committee was able to award based on the targets established by the Compensation Committee for 2006 AIP awards:

	Percentage of Budget Amount Achieved
	90%	95%	100%	110%
Revenue	10%	18%	25%	40%
EBITDA	0%	30%	40%	60%
Cash balance	9%	12%	15%	21%
Subjective	0%	10%	20%	40%

Total	19%	70%	100%	161	%(1)

(1)	In no event will any executive officer be awarded more than 150% of his bonus target.

Equity Compensation—Our equity compensation is entirely incentive based compensation and is designed to serve as a retention tool and to provide a long-term incentive to employees directly related to the success of the Company. Our named executive officers are eligible to participate in the HCI 2006 Equity and Incentive Plan which provides for equity awards including restricted stock, stock options, stock appreciation rights and other equity based awards of HCI. Each named executive officer is reviewed annually by the Compensation Committee to determine if an equity award is appropriate and the level of any such award.

In addition to equity compensation that may be granted under the HCI 2006 Equity and Incentive Plan, pursuant to their employment agreements, each of our named executive officers was granted awards of our Class B membership interests. Each of Messrs. Kaul, Gaske, Pourmand, Morris and Lucchese were granted Class B membership interests upon the original execution of their employment agreements with the Company in 2005 and Mr. Barber was granted Class B membership interests upon the execution of his employment agreement with HCI in 2006.

Section 162(m)

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a public company generally may not deduct compensation in excess of $1.0 million paid to its chief executive officer and the four next most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. While Section 162(m) of the Code is not applicable to the Company, it is applicable to HCI.

The Compensation Committee generally structures the Company and HCI’s compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, no payment may be made under our compensation program prior to certification by the Compensation Committee that the applicable performance goals have been attained. The Company believes that compensation paid under our compensation program is generally fully deductible for federal income tax purposes.

Targeted Compensation

Target total compensation for each named executive officer is established primarily based on peer group data. In 2005, we engaged Towers Perrin, an outside global professional services consulting firm, to conduct a compensation study to assist us in establishing appropriate targets for base salary and total compensation for all levels of employees within the Company. In 2006, we engaged Towers Perrin to update the senior management section of the study, covering our named executive officers. In connection with updating the study, Towers Perrin surveyed ten companies of similar size and industry to the Company to develop a peer group and create an analysis of the three key elements of our executive compensation program. The peer group consists of companies against which the Compensation Committees believes the Company competes for executive talent. In making compensation decisions, the Compensation Committee compares each element of total compensation against the peer group companies. The Towers Perrin report showed the following results when we were compared to the peer group companies:

HNS Compared to Communications Services Competitive Market —Proxy Data
Position	Executive	Officer Comparison	Base Salary Percentile	Total Cash Compensation Percentile	Total Direct Compensation Percentile
Chairman & Chief Executive Officer	Pradman Kaul	CEO	24th	26th	36th
Executive Vice President, North America	T. Paul Gaske	2nd highest paid	55th	48th	33rd
Executive Vice President, International	Bahram Pourmand	3rd highest paid	73rd	63rd	44th
Chief Financial Officer	Grant Barber	4th highest paid	78th	60th	76th
Executive Vice President, Engineering	Adrian Morris	5th highest paid	71st	70th	55th

The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater the percentage of the executive’s compensation should be tied to the Company’s performance. The Compensation Committee set total compensation targets for 2006 as the following:

	Base Salary as a % of Total Compensation	Bonus Target as a % of Total Compensation	Equity Target as a % of Total Compensation(1)
Chief Executive Officer	25%	19%	56%
Chief Financial Officer-Executive Vice President	27%	14%	59	%(2)
Executive Vice Presidents	30%	17%	53%

(1)	Includes all compensation received by the executive, including awards under the HCI 2006 Equity and Incentive Plan.
(2)

While the equity awards granted to our Chief Financial Officer in 2006 were similar in size to the equity awards granted to our other executives, his equity portion appears inflated as compared to the other executives because the fair market value per share awarded on the date of grant was higher as a result of our Chief Financial Officer receiving his membership interests in 2006 and the other officers receiving their membership interests in 2005. If there are future grants of equity compensation, the fair market value of the awards to our Chief Financial Officer are expected to be similar to the awards to our other Executive Vice Presidents.

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2006, the compensation for services in all capacities earned by our named executive officers. All of our current named executive officers are officers and employees of HCI and provide services to the Company. All compensation reflected in this section was paid or awarded directly by HCI, which in turn bills HNS for the services rendered. HCI bills HNS for 98% of the base salaries of our named executives plus a 2% service fee. The remaining 2% of the base salaries paid to our named executive officers is expensed by and for services to HCI. HCI bills HNS for 100% of all other compensation paid by HCI to our named executive officers. The compensation reflected in the Summary Compensation Table below is for services to both companies.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)(4)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)	Change in Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Pradman Kaul(7)	2006	$576,493	$84,400	$169,464	-	$363,600	-	$109,721	$1,303,678
Chief Executive Officer and Chairman of the Board
Grant Barber(8)	2006	335,266	149,000	60,000	420,000	151,000	-	26,579	1,141,845
Chief Financial Officer
Paul Gaske(9)	2006	392,116	46,600	169,464	-	200,400	-	70,616	879,196
Executive Vice President
Bahram Pourmand(10)	2006	417,340	42,000	169,464	-	181,000	-	53,367	863,171
Executive Vice President
Adrian Morris(11)	2006	337,546	40,000	169,464	-	172,000	-	44,565	763,575
Executive Vice President
James Lucchese(12)	2006	54,871	40,600	253,025	-	162,400	-	447,708	958,604
Former Chief Financial Officer

Total Compensation		$2,113,632	$402,600	$990,881	$420,000	$1,230,400	$-	$752,556	$5,910,069

(1)

Mr. Kaul’s salary includes his base pay of $562,432 plus $14,061 accrued, but unused, paid time off (PTO). Mr. Barber’s salary includes his base pay of $327,117 (partial year) plus $8,149 accrued, but unused, PTO. Mr. Gaske’s salary includes his base pay of $387,275 plus $4,841 accrued but unused PTO. Mr. Pourmand’s salary includes his base pay of $394,576 plus $22,764 accrued but unused PTO. Mr. Morris’ salary includes his base pay of $336,253 plus $1,293 accrued but unused PTO. Mr. Lucchese’s salary includes his base pay of $54,871 for his employment from January 1, 2006 through March 1, 2006. All accrued PTO was used by Mr. Lucchese.

(2)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Bonus column include the portion of the AIP award paid to each named executive officer based on the subjective factor. Amounts paid in connection with the achievement of the Company Performance Targets are reflected in the Non-Equity Incentive Plan Compensation column. All bonuses were paid in 2007 for performance in 2006. Mr. Barber’s bonus amount includes a $100,000 sign-on bonus per his employment agreement.

(3)

Messrs. Kaul, Gaske, Pourmand, Morris and Lucchese purchased Class B membership interests in the Company on April 22, 2005 at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. As of the grant date, there was no appreciation, so the Class B membership interests grant date fair market value is $0.00. Therefore, the portion vested during 2006, has no value to report. On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, and Morris were awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares are not vested until March 24, 2008, however they are expensed over the two year period and the amount expensed in 2006 is listed. Mr. Lucchese’s award was granted after his termination date so the amount expensed is adjusted each quarter. The total expensed in 2006 was $253,025.

(4)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in the Company at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. At the grant date, there was appreciation of $69,000,000, so the total 500 Class B membership interests value was $346,212 (0.5% of total appreciation). Amount represents the value of the membership interests expensed in 2006.

(5)

Mr. Barber was awarded an option to purchase 20,000 restricted shares of HCI’s common stock on March 24, 2006, which immediately vested and expired on December 31, 2006. Amount included represents the expense to the company in 2006.

(6)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the acheivement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Non-Equity Incentive Plan Compensation column include the portion of the AIP award paid to each named executive officer based on achievement of the Company Performance Targets. Amounts paid based on the subjective factor are reflected in the Bonus column. All non-equity incentive plan compensation was paid in 2007 for performance in 2006.

(7)

Mr. Kaul’s all other compensation includes the Company matching contributions to our qualified 401(k) plan of $13,200 and to our non-qualified excess benefit plan of $45,156, a car allowance of $15,120, financial planning services in the amount of $11,046 and a 50% PTO cashout payment in the amount of $10,816 for PTO accrued in prior years. Other items (below $10,000/year) include group term life insurance coverage over $50,000, excess medical coverage, personal liability insurance reimbursement and a credit for long term disability insurance.

(8)

Mr. Barber’s all other compensation includes a car allowance of $11,945 (partial year). Other items (below $10,000/year) include the Company’s matching contributions to our qualified 401(k) plan and to our non-qualified excess benefit plan, group term life insurance coverage over $50,000 and a credit for long term disability insurance.

(9)

Mr. Gaske’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,056 and to our non-qualified excess benefit plan of $23,622, a car allowance of $12,940 and financial planning services in the amount of $10,719. Other items (below $10,000/year) include a 50% PTO cashout payment for PTO accrued in prior years, group term life insurance coverage over $50,000, a credit for long term disability insurance and a patent award.

(10)

Mr. Pourmand’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,200 and to our non-qualified excess benefit plan of $22,740 and a car allowance of $12,940. Other items (below $10,000/year) include group term life insurance coverage over $50,000, reimbursement for a medical physical exam and a credit for long term disability insurance.

(11)

Mr. Morris’s all other compensation includes the Company’s matching contributions to our non-qualified excess benefit plan of $17,521 and a car allowance of $12,940. Other items (below $10,000/year) include a 50% PTO cashout payment for PTO accrued in prior years, the matching contributions to our qualified 401(k) plan, group term life insurance coverage over $50,000 and a credit for long term disability insurance.

(12)

Mr. Lucchese’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,200, payout of PTO accrued in prior years in the amount of $35,411, a severance payment of $331,774 and consulting fees of $58,333 following his termination on March 1, 2006. Other items (below $10,000/year) include a car allowance, the matching contribution to our non-qualified excess benefit plan, COBRA coverage following his termination, group term life insurance coverage over $50,000 and a credit for long term disability insurance.

Employment Agreements

Pradman P. Kaul

The employment agreement between Mr. Kaul and the Company originally was entered into as of April 22, 2005. Mr. Kaul serves as our Chief Executive Officer and Chairman of our Board of Managers and the Chief Executive Officer and President of HCI. HCI assumed Mr. Kaul’s employment agreement effective as of February 3, 2006. Mr. Kaul’s employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Kaul or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Kaul’s employment with HCI would also constitute a termination of his employment with the Company. The agreement provides for an annual base salary ($562,432 for 2006) and a cash bonus target in the amount of 75% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, Mr. Kaul purchased 1,500 Class B membership interests of the Company at $0.01 per unit. Of the 1,500 Class B membership interests, 750 are subject to time vesting, with 75 of the Class B membership interests vesting on November 1, 2005 and the remaining 675 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Kaul’s continued employment with us. If Mr. Kaul is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 750 Class B membership interests owned by Mr. Kaul are subject to performance vesting with 375 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 750 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

Mr. Kaul’s employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of his employment. The agreement also provides that Mr. Kaul must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

Grant Barber

The employment agreement between Mr. Barber and HCI was entered into as of February 23, 2006. Mr. Barber serves as our Chief Financial Officer and as Executive Vice President and Chief Financial Officer of HCI. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Barber or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Barber’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Barber provides for an annual base salary ($350,000 for 2006) and a cash bonus target in the amount of 50% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Barber’s employment agreement and his restricted unit purchase agreement, effective as of February 2, 2006, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on September 1, 2006 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on October 1, 2006, subject to Mr. Barber’s continued employment with us. If

Mr. Barber is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on January 24, 2009 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of January 24, 2011 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of January 24, 2011 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

Mr. Barber’s employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of his employment. The agreement also provides that Mr. Barber must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

T. Paul Gaske

The employment agreement between Mr. Gaske and the Company originally was entered into as of April 22, 2005. Mr. Gaske serves as our Executive Vice President, North America and as an Executive Vice President of HCI. HCI assumed Mr. Gaske’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Gaske or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Gaske’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Gaske provides for an annual base salary ($387,275 for 2006) and a cash bonus target in the amount of 60% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 650 Class B membership interests of the Company at $0.01 per unit. Of the 650 Class B membership interests, 325 are subject to time vesting, with 32.5 of the Class B membership interests vesting on November 1, 2005 and the remaining 292.5 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Gaske’s continued employment with us. If Mr. Gaske is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 325 Class B membership interests are subject to performance vesting with 162.5 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 325 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

Mr. Gaske’s employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of his employment. The agreement also provides that Mr. Gaske must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

Bahram Pourmand

The employment agreement between Mr. Pourmand and the Company originally was entered into as of April 22, 2005. Mr. Pourmand serves as our Executive Vice President, International and as an Executive Vice President of HCI. HCI assumed Mr. Pourmand’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Pourmand or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Pourmand’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Pourmand provides for an annual base salary ($394,576 for 2006) and a cash bonus target in the amount of 53% of his annual base salary subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Pourmand’s continued employment with us. If Mr. Pourmand is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company , HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

Mr. Pourmand’s employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of his employment. The agreement also provides that Mr. Pourmand must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

Adrian Morris

The employment agreement between Mr. Morris and the Company originally was entered into as of April 22, 2005. Mr. Morris serves as our Executive Vice President, Engineering and as an Executive Vice President of HCI. HCI assumed Mr. Morris’ employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Morris or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Morris’ employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Morris provides for an annual base salary ($336,253 for 2006) and a cash bonus target in the amount of 51% of his annual base salary subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Morris’ employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Morris’ continued employment with us. If Mr. Morris is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined in the agreement), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

Mr. Morris’ employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors while he is employed by us and for a period of one year following the termination of his employment. The agreement also provides that Mr. Morris must not solicit any of our employees or customers during his employment and for one year thereafter, and he must not divulge at any time any of our confidential information.

James Lucchese

The employment agreement between Mr. Lucchese and the Company was entered into as of April 22, 2005. Mr. Lucchese served as our Chief Financial Officer until March 1, 2006. Mr. Lucchese’s employment agreement provided for a two-year term and was subject to automatic one-year renewals if not terminated by Mr. Lucchese or the Company at least 90 days (but not more than 120 days) prior to the expiration of the original or renewal term. The agreement provided Mr. Lucchese with an annual base salary ($331,774 for 2006) and a cash bonus target amount of 61% of his annual base salary subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee were exceeded.

Pursuant to Mr. Lucchese’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Upon his termination, Mr. Lucchese forfeited 300 Class B membership interests. Of the remaining 200 Class B membership interests, all are subject to time vesting, with 20 of the Class B membership interests vesting on November 1, 2005 and the remaining 180 membership interests vesting in 54 equal installments commencing on December 1, 2005, subject to him complying with the terms and provisions of his separation agreement. See “Jim Lucchese Separation Agreement” below for a discussion of the terms of Mr. Lucchese’s separation agreement. If Mr. Lucchese continues to comply with the terms and provisions of his separation agreement on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%.

Mr. Lucchese’s employment agreement restricts him from competing with us by providing services to, serving in any capacity for or owning certain interests in our competitors for a period of one year following the termination of his employment. The agreement also provides that Mr. Lucchese must not solicit any of our employees or customers for one year after the termination of his employment and he must not divulge at any time any of our confidential information.

Perquisites and Other Compensation

HCI provides our named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall executive compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to our named executive officers. Our named executive officers are provided with the following perquisites, which include, without limitation:

•	Car allowance in the amount of $15,120 per year for Mr. Kaul and $12,940 per year for each of Messrs. Barber, Gaske, Pourmand, and Morris.

•

Financial planning services are provided to Mr. Kaul and Mr. Gaske. These services were in place prior to the assumption of their employment agreements by HCI and HCI has agreed to continue to provide these services.

•	Enhanced medical coverage is provided to Mr. Kaul, for which he has no premium payment and no co-payments.

Grants of Plan Based Awards

The Compensation Committee approved awards under the HCI 2006 Equity and Incentive Plan to certain of our named executive officers in 2006. Mr. Barber also received Class B membership interests in 2006 subject to vesting conditions which are set forth in the restricted unit purchase agreement pursuant to which the Class B membership interests were granted. Set forth below is information regarding awards granted during 2006.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Shares or Units (#)	All Other Option Awards: Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Fair Value of Stock and Option Awards at Grant Date ($)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pradman Kaul(1)	03/24/06	65,000	338,000	538,000		-	-	14,000	-	-	438,900
Grant Barber(2)	03/24/06	27,000	140,000	240,000		250	-	250	20,000	10.35	593,106
Paul Gaske(3)	03/24/06	36,000	187,000	297,000		-	-	14,000	-	-	438,900
Bahram Pourmand(4)	03/24/06	32,000	168,000	268,000		-	-	14,000	-	-	438,900
Adrian Morris(5)	03/24/06	31,000	160,000	255,000		-	-	14,000	-	-	438,900
Jim Lucchese(6)	03/24/06	31,000	163,000	244,000		-	-	14,000	-	-	438,900

(1)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). On March 24, 2006 Mr. Kaul was awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares of common stock vest on March 24, 2008. The Fair Market Value at Grant Date was $31.35 per share, for a total value of $438,900.

(2)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). Equity Incentive Plan Awards include 250 Class B membership interests awarded to Mr. Barber in 2006 that are subject to performance vesting pursuant to Mr. Barber’s restricted unit purchase agreement under which his Class B membership interests were granted. Stock Awards include 250 Class B membership interests awarded to Mr. Barber in 2006 that are subject to time vesting pursuant to Mr. Barber’s restricted unit purchase agreement under which his Class B membership interests were granted. Class B membership interests were valued at grant date by determining the appreciation of the Company since the acquisition date of investors. Mr. Barber’s 500 Class B membership interests represent 0.5% interest of the total 99,650 shares of the Company The total appreciation of the Company as of grant date was $69,000,000, or $692.42 per membership unit. Mr. Barber’s stock option award was valued at a discount using the closing price of $31.35 per share less the purchase price of $10.35 per share. The Fair Value of Stock and Option Awards at Grant Date includes 250 of the Class B membership interests that are subject to performance vesting ($173,106) plus the value of the stock option at date of grant ($420,000).

(3)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). On March 24, 2006 Mr. Gaske was awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares of common stock vest on March 24, 2008. The Fair Market Value at Grant Date was $31.35 per share, for a total value of $438,900.

(4)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). On March 24, 2006 Mr. Pourmand was awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares of common stock vest on March 24, 2008. The Fair Market Value at Grant Date was $31.35 per share, for a total value of $438,900.

(5)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). On March 24, 2006 Mr. Morris was awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares of common stock vest on March 24, 2008. The Fair Market Value at Grant Date was $31.35 per share, for a total value of $438,900.

(6)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). On March 24, 2006 Mr. Lucchese was awarded 14,000 shares of restricted stock of HCI under the HCI 2006 Equity and Incentive Plan. These shares of restricted stock vest on March 24, 2008. The Fair Market Value at Grant Date was $31.35 per share, for a total value of $438,900.

HCI 2006 Equity and Incentive Plan

Our named executive officers are eligible to participate in the HCI 2006 Equity and Incentive Plan, referred to as the Plan. The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards of HCI, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by our Compensation Committee for participation in the Plan. Unless earlier terminated by HCI’s Board of Directors, the Plan will expire on January 30, 2016. HCI’s Board of Directors may amend the Plan at any time. Termination of the Plan and amendments to the Plan are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and HCI must obtain stockholder approval of a Plan amendment if stockholder approval is required to comply with any applicable law, regulation or NASDAQ rules.

In March 2006, each of our named executive officers was provided with a choice of equity-based award to be granted under the Plan. Each executive could choose to receive either (i) 14,000 restricted shares of HCI’s common stock or (ii) 20,000 options to purchase shares of HCI’s common stock, with an exercise price of $10.35 and an expiration date of December 31, 2006. The Compensation Committee determined that the value of each alternative was equivalent and provided each named executive officer with the opportunity to choose the appropriate equity-based award based on the executive’s specific circumstances. Each of Messrs. Kaul, Gaske, Pourmand and Morris chose to receive the 14,000 restricted shares of HCI’s common stock and were granted such shares in March 2006. These awards vest on March 24, 2008, the second anniversary of the grant date. Mr. Barber chose and was granted a vested option to purchase 20,000 shares of HCI’s common stock. Mr. Barber exercised all 20,000 options in 2006.

Administration of the Plan

The Plan is administered by the Compensation Committee, which has the authority, among other things, to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan, including, without limitation, the authority to determine who will be granted awards and the types of awards that may be granted. The Compensation Committee may, in its sole discretion, without amendment to the Plan: (i) accelerate the date on which any option granted under the Plan becomes exercisable, waive or amend the operation of Plan provisions respecting exercise after termination of employment or otherwise adjust any of the terms of the option and (ii) accelerate the vesting date, or waive any condition imposed under the Plan, with respect to any restricted stock or other award, or otherwise adjust any of the terms applicable to any such award.

Equity Incentive Program

A maximum of 2,700,000 shares (subject to adjustment) of HCI’s common stock have been reserved for grants pursuant to the equity incentive program under the Plan, and a maximum of 1,350,000 shares (subject to adjustment) may be issued pursuant to the exercise of incentive stock options granted under the Plan. Under the

Plan, no more than 600,000 shares (subject to adjustment) of HCI’s common stock may be made subject to awards granted to a single individual in a single Plan year. In the event that the Compensation Committee determines that any corporate event, such as a stock split, reorganization, merger, consolidation, repurchase or share exchange, affects the HCI common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Plan participants, then the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of:

•	the number and kind of shares of common stock or other securities that may thereafter be issued in connection with future awards;

•	the number and kind of shares of common stock, securities or other property issued or issuable in respect of outstanding awards;

•	the exercise price, grant price or purchase price relating to any award; and/or

•	the maximum number of shares subject to awards which may be awarded to any employee during any tax year of the Company;

provided, that, with respect to incentive stock options, any such adjustment will be made in accordance with Section 424 of the Code.

In the event the outstanding shares of HCI’s common stock will be changed into or exchanged for any other class or series of capital stock or cash, securities or other property pursuant to a re-capitalization, reclassification, merger, consolidation, combination or similar transaction, then, unless otherwise determined by the Compensation Committee: (i) each stock option will thereafter generally become exercisable for the number and/or kind of capital stock, and/or the amount of cash, securities or other property so distributed, into which the shares of common stock subject to the stock option would have been changed or exchanged had the option been exercised in full prior to such transaction and (ii) each award that is not a stock option and that is not automatically changed in connection with the transaction will represent the number and/or kind of shares of capital stock, and/or the amount of cash, securities or other property so distributed, into which the number of shares of common stock covered by the award would have been changed or exchanged had they been held by a stockholder.

The Plan provides that, unless otherwise determined by the Compensation Committee, if on or within one year following a change in control (as defined in the Plan), a participant’s employment is terminated by HCI or the Company other than for cause (as defined in the Plan) or by the participant for good reason (as defined in the Plan): (i) any award that is subject to time vesting that was not previously vested will become fully vested and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any other award will lapse and the award will become fully vested, except that any award subject to performance vesting will not become fully vested as a result of the termination following a change in control, but any vesting or other determinations required under the awards to determine whether performance goals have been fully achieved will occur at the time of such termination.

Equity-based Awards—The Compensation Committee will determine all of the terms and conditions of equity-based awards granted under the Plan, including whether the vesting or payment of an award will be subject to the attainment of performance goals. The performance goals that may be applied to awards under the equity incentive program under the Plan are the same as those discussed below under “—Cash Incentive Programs.”

Stock Options and Stock Appreciation Awards—The terms and conditions of stock options and stock appreciation rights granted under the Plan are determined by the Compensation Committee and set forth in an agreement between HCI and the Plan participant. Stock options granted under the Plan may be “incentive stock options” within the meaning of Section 422 of the Code or non-qualified stock options. Pursuant to the Plan, a stock appreciation right confers on the participant the right to receive an amount, in cash or shares of HCI’s common stock (in the discretion of the Compensation Committee), equal to the excess of the fair market value of a share of our common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. No stock appreciation rights have been granted under the Plan. The exercise price of an option granted under the Plan will not be less than the fair market value of the common stock on the date of grant, unless otherwise provided by the Compensation Committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the Compensation Committee, which may include the attainment of performance goals.

Restricted Stock Awards—The terms and conditions of awards of restricted stock granted under the Plan are determined by the Compensation Committee and set forth in an agreement between HCI and the Plan participant. These awards are subject to restrictions on transferability which may lapse under circumstances as determined by the Compensation Committee, which may include the attainment of performance goals. Unless otherwise provided in the agreement, the holder of restricted stock will have the right to receive dividends on the restricted stock, which dividends will be subject to the same restrictions as the underlying award of restricted stock.

The Plan also provides for other equity-based awards, the form and terms of which will be as determined by the Compensation Committee, consistent with the purposes of the Plan. The vesting or payment of these awards may be made subject to the attainment of performance goals.

Cash Incentive Programs

The Plan provides for the grant of annual and long-term cash awards to Plan participants, including our named executive officers, selected by the Compensation Committee. The AIP, under which our executive officers are awarded annual performance bonuses, was developed by the Compensation Committee under the Plan. In general, with respect to cash awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the maximum value of the total cash payment that any Plan participant may receive under the Plan’s annual cash incentive program for any year is $2.5 million, and the maximum value of the total cash payment that any Plan participant may receive under the Plan’s long-term cash incentive program for any one year of a long-term performance period is $2.5 million.

Payment of awards granted under the cash incentive programs may be made subject to the attainment of performance goals to be determined by the Compensation Committee in its discretion. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the Compensation Committee may base performance goals on one or more of the following business criteria, determined in accordance with generally accepted accounting principles, where applicable: return on equity, earnings per share, net income (before or after taxes), earnings before all or any of interest, taxes, depreciation and/or amortization; operating income; cash flow; return on assets; market share; cost reduction goals or levels of expenses, costs or liabilities; earnings from continuing operations; or any combination of one or more of the foregoing over a specified period. Such qualified performance-based goals may be expressed in terms of attaining a specified level of the particular criterion, an increase or decrease in the particular criterion, or a comparison of our performance, one of our subsidiaries, a business unit, a product line or any combination thereof relative to a market index or peer group, or any combination thereof. The Compensation Committee has the authority to make appropriate adjustments to such qualified performance goals to reflect the impact of extraordinary items (as defined in the Plan) not reflected in such goals.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2006.

	Option Awards					Stock Awards
Name	Securities Unexercised Options (#)	Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Unvested Units (#)	Market Value of Unvested Units ($)	Unvested Shares (#)	Market Value of Unvested Shares(1) ($)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Vested ($)
Pradman Kaul(2)						1,263	-	14,000	438,900
Grant Barber(3)						462.5	320,246	-	-
T. Paul Gaske(4)						547	-	14,000	438,900
Bahram Pourmand(5)						421	-	14,000	438,900
Adrian Morris(6)						421	-	14,000	438,900
Jim Lucchese(7)						137	-	14,000	438,900

(1)

On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, Morris and Lucchese were awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These shares of restricted stock vest on March 24, 2008. The shares are valued using the closing price ($31.35 per share) on the grant date.

(2)

On April 22, 2005, Mr. Kaul purchased 1,500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Kaul had 1,263 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Kaul’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(3)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Barber had 463 units that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was appreciation of $69,000,000. There were 99,650 shares outstanding, so the total 500 Class B membership interests grant date fair market value was $346,212 (0.5% of total appreciation). Therefore, the unvested portion of his award is $320,246.

(4)

On April 22, 2005, Mr. Gaske purchased 650 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Gaske had 547 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Gaske’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(5)

On April 22, 2005, Mr. Pourmand purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Pourmand had 421 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Pourmand’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(6)

On April 22, 2005, Mr. Morris purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Morris had 421 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Morris’ Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(7)

On April 22, 2005, Mr. Lucchese purchased 200 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2006, Mr. Lucchese had 137 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Lucchese’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

HNS Class B Membership Interests

Our second amended and restated limited liability agreement allows for the issuance of the Company’s Class B membership interests which are entitled to receive a pro rata share of any distributions once the capital contributions of the Class A membership interest holders have been paid in full. As of December 31, 2006, a total of 4,650 Class B membership interests have been issued at par value to certain of our current and former directors and executive officers of the Company and HCI, including our named executive officers, entitling the holders to approximately 4% of any capital distributions resulting from a qualifying transaction. The value of the Class B membership interests is reflected in the Outstanding Equity Awards at Fiscal Year-end Table. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. At the holders’ election, vested Class B membership interests can be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon the exchange would be based upon the fair market value of the vested Class B membership interest divided by the value of HCI’s common stock at the time of the exchange. The issuance of the shares of HCI’s common stock is subject to the authorization of HCI’s Board of Directors and compliance with applicable securities laws.

Option Exercises and Stock Vested

The following table summarizes the exercise of stock options, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, by each of our named executive officers during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting(2) (#)	Value Realized on Vesting ($)
Pradman Kaul			150
Grant Barber(1)	20,000	532,000	37.5	25,966
T. Paul Gaske			65
Bahram Pourmand			50
Adrian Morris			50
Jim Lucchese			40

(1)

On February 2, 2005, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date, there was appreciation of $69,000,000, so the total 500 Class B membership interests was $346,212 (0.5% of total appreciation). The portion vested during 2006 was 37.5 units, with a grant date value of $25,966. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs. On April 5, 2006, Mr. Barber exercised his option to purchase 20,000 shares of HCI’s common stock at a purchase price of $10.35 per share. The value of the shares on the date of exercise was $36.95 per share.

(2)

Messrs. Kaul, Gaske, Pourmand, Morris and Luchesse purchased Class B membership interests in HNS on April 22, 2005 for $0.01 per unit. These amounts reflect the portion of the Class B interests that vested in 2006. The grant date fair market value is determined by the appreciation of HNS from the point of the majority owners invested in the Company. As of award date there was no appreciation, so the Class B membership interests grant date fair market value was $0.00. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs.

Pension Benefits

None of our named executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans sponsored by the Company or HCI.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table summarizes non-qualified deferred compensation earned, or contributed by, or on behalf of, each of our named executive officers under our Excess Benefit Plan during the fiscal year ended December 31, 2006:

Name	Executive Contributions in 2006 ($)	Registrant Contributions in 2006 ($)	Aggregate Earnings in 2006(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/06 ($)
Pradman Kaul	67,734	45,156	13,821		183,827
Grant Barber	6,462	4,442	104		11,008
T. Paul Gaske	35,433	23,622	8,140		105,004
Bahram Pourmand	60,639	22,740	13,819		154,478
Adrian Morris	46,723	17,521	8,057		103,774
Jim Lucchese	4,827	3,218	2,284	44,309	-

(1)	Aggregate earnings are dependent on the investment decisions made by the executive. All earnings are market earnings, and none are preferential or set by the Company or HCI.

Excess Benefit Plan

The Company maintains a non-qualified Excess Benefit Plan for the benefit of a select group of officers and highly compensated employees of the Company and HCI whose benefits under our 401(k) plan are limited by the Code. Employees who are assistant vice presidents and above, including our named executive officers, are eligible to participate in the Excess Benefit Plan and may elect to contribute up to 16% of their annual compensation into the plan on a pre-tax basis each payroll period. We make matching contributions into the plan in an amount equal to (i) 100% of the participant’s contributions up to 3% of the participant’s compensation and (ii) 50% of the participant’s contributions up to an additional 6% of the participant’s compensation. Participants are always 100% vested in the contributions they make into the plan and become 100% vested in the matching contributions that we make into the plan after completing three years of service. If a participant’s employment is terminated before he or she completes three years of service, the participant will not be vested in the matching contributions that were made to his or her account and, therefore, will forfeit these amounts. Upon the occurrence of a change of control (as defined in the plan), participants will become fully vested in the full amount of their account balances, including the matching contributions, even if they have not completed three years of service. In general, a participant’s vested account balance is payable following a participant’s termination of employment, however, if a participant is a “specified employee” (within the meaning of Section 409A of the Code), the participant’s vested account balance will be payable as soon as practicable on or after the first day of the seventh calendar month following termination of employment.

401(k) Plan

The Company maintains a 401(k) plan intended to permit HCI’s and our employees to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain Internal Revenue Service limits ($15,000 in 2006). Participants who are age 50 or older may elect to make additional contributions, called catch-up contributions, into the plan. Up to $5,000 of catch-up contributions may be made in 2006. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. We do not match catch-up contributions. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan. The plan also permits participants to elect to make contributions on an after-tax basis. Our executive officers, including our named executive officers, are eligible to participate in the 401(k) plan on the same terms as all other employees.

Potential Payments upon Termination and Change in Control

The Compensation Committee has determined the appropriate levels of payments to be made to our named executive officers upon the termination of their employment, including a termination of employment in connection with a change in control of the Company to provide the executive officer with adequate income while seeking other employment. The following paragraphs set forth the potential payments payable to our named executive officers under their current employment agreements and our other compensation programs. The Compensation Committee may, in its discretion, revise, amend or add to these benefits or payments if it deems advisable. All cash payments, including accrued but unused paid time off but not including annual performance bonuses, to be made upon the termination of the employment of any executive officer are paid in a lump sum at the time of termination. Annual performance bonuses, if earned and unpaid at the time of termination, are paid in a lump sum in the first quarter following the fiscal year in which the executive officer is terminated. All payments made to our executive officers upon termination or change in control are paid by HCI, which in turn is reimbursed by the Company for these amounts.

Pradman P. Kaul

Pursuant to his employment agreement, if Mr. Kaul’s employment is terminated by us for cause (as defined in his employment agreement), Mr. Kaul will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Kaul’s employment is terminated by us without cause or by him for good reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Kaul would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Kaul is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Kaul provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Kaul’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Kaul’s employment agreement also provides that if Mr. Kaul should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Kaul or his estate would receive, his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met. In addition, under Mr. Kaul’s restricted stock agreement related to his ownership of restricted shares of HCI common stock, upon the termination of Mr. Kaul’s employment by us without cause, by Mr. Kaul for good reason, or due to death or disability, the restricted stock granted under the agreement will immediately vest.

Assuming that Mr. Kaul’s employment was terminated under each of the above circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Circumstances	Cash Severerance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause		448,000
Without cause, for good reason or non-renewal of agreement by us	562,432	448,000	16,156	652,680	10,000
Without good reason non-renewal of agreement by executive
Disability or death		448,000		652,680
Change in control				652,680

(1)	Value of accelerated equity was based the closing price of HCI common stock on December 31, 2006 of $46.62 per share times 14,000 unvestested restricted shares.

Grant Barber

Pursuant to his employment agreement, if Mr. Barber’s employment is terminated by us for cause (as defined in his employment agreement), Mr. Barber will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Barber’s employment is terminated by us without cause or by him for good reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Barber would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Barber is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Barber provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Barber’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Barber’s employment agreement also provides that if Mr. Barber should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Barber or his estate would receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Barber’s employment was terminated under each of the above circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause		200,000
Without cause, for good reason or non-renewal of agreement by us	350,000	200,000	9,997	17,311	10,000
Without good reason non-renewal of agreement by executive
Disability or death		200,000		17,311
Change in control				21,796

(1)

Value of accelerated equity was based on the grant date value of the Class B membership interests. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs. Under Change in control, Mr. Barber would also vest $4,485 under the Excess Benefit Plan.

T. Paul Gaske

Pursuant to his employment agreement, if Mr. Gaske’s employment is terminated by us for cause (as defined in his employment agreement), Mr. Gaske will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Gaske’s employment is terminated by us without cause or by him for good reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Gaske would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Gaske is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Gaske provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Gaske’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Gaske’s employment agreement also provides that if Mr. Gaske should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Gaske or his estate would receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met. In addition, under Mr. Gaske’s restricted stock agreement related to his ownership of restricted shares of HCI common stock, upon the termination of

Mr. Gaske’s employment by us without cause, by Mr. Gaske for good reason, or due to death or disability, the restricted stock granted under the agreement will immediately vest.

Assuming that Mr. Gaske’s employment was terminated under each of the above circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Circumstances	Cash Severerance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause		247,000
Without cause, for good reason or non-renewal of agreement by us	387,275	247,000	9,997	652,680	10,000
Without good reason non-renewal of agreement by executive
Disability or death		247,000		652,680
Change in control				652,680

(1)	Value of accelerated equity was based the closing price of HCI common stock on December 31, 2006 of $46.62 per share times 14,000 unvestested restricted shares.

Bahram Pourmand

Pursuant to his employment agreement, if Mr. Pourmand’s employment is terminated by us for cause (as defined in his employment agreement), Mr. Pourmand will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Pourmand’s employment is terminated by us without cause or by him for good reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Pourmand would receive (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Pourmand is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Pourmand provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Pourmand’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Pourmand’s employment agreement also provides that if he should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Pourmand or his estate would receive his (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest.

Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met. In addition, under Mr. Pourmand’s restricted stock agreement related to his ownership of restricted shares of HCI common stock, upon the termination of Mr. Pourmand’s employment by us without cause, by Mr. Pourmand for good reason, or due to death or disability, the restricted stock granted under the agreement will immediately vest.

Assuming that Mr. Pourmand’s employment was terminated under each of the above circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Circumstances	Cash Severerance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause		223,000
Without cause, for good reason or non-renewal of agreement by us	394,576	223,000	9,997	652,680	10,000
Without good reason non-renewal of agreement by executive
Disability or death		223,000		652,680
Change in control				652,680

(1)	Value of accelerated equity was based the closing price of HCI common stock on December 31, 2006 of $46.62 per share times 14,000 unvestested restricted shares.

Adrian Morris

Pursuant to his employment agreement, if Mr. Morris’ employment is terminated by us for cause (as defined in his employment agreement), Mr. Morris will receive his (i) earned but unpaid base salary, (ii) earned but unpaid bonus, (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Morris’ employment is terminated by us without cause or by him for good reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Morris would receive (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met, (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Morris is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Morris provides us with notice of non-renewal of his employment agreement or terminates his employment without good reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Morris’ employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Morris’ employment agreement also provides that if Mr. Morris should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Morris or his estate would receive, his (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met. In addition, under Mr. Morris’ restricted stock agreement related to his ownership of Hughes Communications restricted common stock, upon the termination of Mr. Morris’ employment by us without cause, by Mr. Morris for good reason, or due to death or disability, the restricted stock granted under the agreement will immediately vest.

Assuming that Mr. Morris’ employment was terminated under each of the above circumstances on December 31, 2006, such payments and benefits have an estimated value of:

Circumstances	Cash Severerance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause		212,000
Without cause, for good reason or non-renewal of agreement by us	336,253	212,000	5,379	652,680	10,000
Without good reason non-renewal of agreement by executive
Disability or death		212,000		652,680
Change in control				652,680

(1)	Value of accelerated equity was based the closing price of HCI common stock on December 31, 2006 of $46.62 per share times 14,000 unvestested restricted shares.

James Lucchese Separation Agreement

Effective March 1, 2006, Mr. Lucchese entered into a Separation Agreement and Release with the Company, which we refer to as the separation agreement, under which he resigned as an employee, officer and director of the Company and its subsidiaries. Mr. Lucchese and the Company agreed that the termination was a Retirement Covenant without Good Reason (as both terms are defined in his employment agreement) pursuant to his employment agreement. Pursuant to his separation agreement, Mr. Lucchese was provided:

•	A lump sum payment equal to his annual Base Salary;

•	An annual bonus for calendar year 2006, payable in 2007;

•	Accrued but unused vacation (PTO) through March 1, 2006; and

•	Accrued but unreimbursed documented business expenses incurred prior to the termination date, in accordance with Company policies.

Provided that Mr. Lucchese complies with the terms and provisions of the separation agreement, he shall be entitled to retain 200 time vesting units of his Class B membership interests, which shall continue to vest in accordance with his employment agreement as if he continued to be employed by the Company following his termination date. Mr. Lucchese’s remaining Class B membership interests were forfeited as of his termination date. Mr. Lucchese also agreed to a consulting period of one year following his termination date, under which he will provide the Company and its subsidiaries with consulting services that relate to the business of the Company and its subsidiaries. His compensation for this consulting period is $100,000, paid on a quarterly basis. He is solely responsible for income and other taxes.

As a condition of the separation agreement, Mr. Lucchese agreed not to sue and fully released, acquitted and discharged the Company and their respective parent, subsidiaries, affiliates, owners, trustees, directors, managers, officers, members, agents, employees, stockholders, representatives, assigns and successors (collectively referred to as the Company Releasees) with respect to and from any and all claims, wages, agreements, contracts, covenants, actions, suits, causes of action, expenses, attorneys’ fees, damages, and liabilities of whatever kind or nature in law, equity or otherwise, whether known or unknown, suspected or unsuspected, and whether or not concealed or hidden, which he has at any time heretofore owned or held against Company Releasees (as defined in the separation agreement), including, without limitation, those arising out of or in any way connected with Mr. Lucchese’s employment relationship with the Company or his separation from employment with the Company.

Board of Managers Compensation

The members of our Board of Managers receive no compensation for their services to us in their capacity as managers. Three members of our Board of Managers, Andrew Africk, Jeffrey Leddy and Aaron Stone, serve on HCI’s Board of Directors and receive compensation as members of the Board of Directors of HCI. Mr. Kaul is Chairman and Chief Executive Officer of HNS and Chief Executive Officer and President of HCI and receives his compensation as an employee of HCI.

Compensation Committee Interlocks and Insider Participation

The Board of Managers of the Company does not have a compensation committee. The Compensation Committee of the Board of Directors of HCI, our parent, is responsible for establishing, implementing and continually monitoring the compensation of our executive officers.

Compensation Committee Report

The Compensation Committee of HCI’s Board of Directors reviews and either approves, on behalf of our Board of Managers, or recommends to our Board of Managers for approval: (i) the annual salaries and other compensation of our executive officers and (ii) individual stock and stock option grants to each of our executive officers. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Africk is the chairman of our Compensation Committee and the other members of the committee are Messrs. Clark and Stone. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Managers that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Andrew D. Africk, Chairman

Stephen H. Clark

Aaron J. Stone

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

All of our Class A membership interests are owned by Hughes Communications, Inc. (“HCI” or our “Parent”). The following table sets forth information regarding the beneficial ownership as of March 22, 2007 of Hughes Network Systems, LLC (“HNS”) Class B membership interests of: (i) each of our executive officers; (ii) each member of our Board of Managers; (iii) each person known to beneficially own more than 5% of HNS Class B membership interests; and (iv) all of our executive officers and members of our Board of Managers as a group. As of March 22, 2007, there were 4,650 HNS Class B membership interests issued and outstanding.

Tittle of Class	Name of Beneficial Owner	Number of Units	Percentage of Class
HNS Class B membership interests	Pradman P. Kaul(1)	1,500	32.26%
HNS Class B membership interests	Grant Barber(2)	500	10.75%
HNS Class B membership interests	T. Paul Gaske(3)	650	13.98%
HNS Class B membership interests	James Lucchese(4)	200	4.30%
HNS Class B membership interests	Adrian Morris(5)	500	10.75%
HNS Class B membership interests	Bahram Pourmand(6)	500	10.75%
HNS Class B membership interests	Jeffrey A. Leddy(7)	600	12.90%

HNS Class B membership interests	Members of the board of managers and executive officers as a group (7 persons)	4,450	95.70%

(1)

Consists of 1,500 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us. Mr. Kaul also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(2)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us. Mr. Barber also owns 20,000 shares of HCI common stock granted as options he exercised under the HCI 2006 Equity and Incentive Plan.

(3)

Consists of 650 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us. Mr. Gaske also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(4)

Consists of 200 of our Class B membership interests which are subject to time vesting requirements as set forth in his former employment agreement with us. Mr. Lucchese, formerly an Executive Vice President and the Chief Financial Officer of our Company, resigned from our company effective as of March 1, 2006. Mr. Lucchese also owns 14,000 shares of HCI restricted common stock granted under the HCI 2006 Equity and Incentive Plan.

(5)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us. Mr. Morris also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(6)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us. Mr. Pourmand also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(7)

Consists of 600 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in a restricted unit purchase agreement between Mr. Leddy and HCI. Mr. Leddy also owns 150,000 shares of HCI common stock including options to purchase 20,000 shares of HCI common stock.

Our executive officers and members of our Board of Managers also own shares of the common stock of our Parent. The following table sets forth information regarding the beneficial ownership as of March 22, 2007 of HCI’s common stock of (i) each of our executive officers, (ii) each member of our Board of Managers and (iii) all of our executive officers and members of our Board of Managers as a group. As of March 22, 2007, there were 19,132,622 shares of HCI’ common stock issued and outstanding.

Tittle of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
HCI Common Stock	Pradman P. Kaul(1)	14,000	*
HCI Common Stock	Grant Barber(2)	20,000	*
HCI Common Stock	T. Paul Gaske(3)	14,000	*
HCI Common Stock	James Lucchese(4)	14,000	*
HCI Common Stock	Adrian Morris(5)	14,000	*
HCI Common Stock	Bahram Pourmand(6)	14,000	*
HCI Common Stock	Jeffrey A. Leddy(7)	150,000	*

HCI Common Stock	Members of the board of managers and executive officers as a group (7 persons)	240,000	1.26%

*	Indicates beneficial ownership of less than 1%.
(1)	Consists of 14,000 shares of restricted stock granted under the HCI 2006 Equity and Incentive Plan (the “HCI Plan”).
(2)	Consists of 20,000 shares of HCI’ common stock granted as options he exercised under the HCI Plan.
(3)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(4)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(5)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(5)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(7)	Includes options to purchase 20,000 shares of HCI’s common stock that are currently exercisable.

The amounts and percentages of voting membership interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Securities Authorized for Issuance under Incentive Compensation Plans

Plan category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Hughes Network Systems, LLC Bonus Unit Plan(1)	-	-	-
Equity compensation plans not approved by security holders:
None

Total	-	-	-

(1)

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units were granted to certain employees. As a result of the January 2006 Transaction, if a participant is still employed by the Company on April 22, 2008, then at such time the participant’s vested bonus units would be exchanged for HCI’s common stock. A second exchange will take place April 22, 2010 for participants in the Bonus Unit Plan still employed by the Company at such time. The number of shares of HCI’s common stock to be issued upon each such exchange would be based upon the fair market value of such vested bonus units divided by the value of HCI’s common stock at the time of exchange. As of December 31, 2006, the bonus units would be exchangable for approximately 25,355 shares of HCI’s common stock, based upon management’s estimate of the increase in value of the Company and the share price of HCI’s common stock as of December 31, 2006. The total number of shares issuable under the Bonus Unit Plan is not subject to limitation.

Item 13.	Certain Relationships and Related Transactions and Board of Managers Member Independence

The January 2006 Transaction

On January 1, 2006, HCI entered into a membership interest purchase agreement with DirecTV Group, Inc. (“DIRECTV”) to purchase the remaining Class A membership interests in the Company that were not contributed to HCI by SkyTerra Communications, Inc. (“SkyTerra”) for a purchase price of $100.0 million in cash (the “January 2006 Transaction”). Accordingly, HCI now owns 100% of such Class A membership interests.

In order to fund the January 2006 Transaction, we borrowed the necessary funds from Apollo, as described below in “Other Related Party Transactions—The Apollo Loan.” Immediately following distribution by SkyTerra of all of HCI’s outstanding common stock to certain of its stockholders and warrant holders (the “Distribution”), HCI conducted the rights offering in order to repay the loan from Apollo.

In connection with the closing of the January 2006 Transaction, the parties to the membership interest purchase agreement entered into agreements governing certain relationships between and among the parties after the closing. Such agreements include the modification and/or termination of certain prior agreements between and among the parties, including:

•

amending certain provisions of SkyTerra’s original purchase agreement with the Company and DTV Networks, Inc. (“DTV Networks”) to accelerate the expiration of certain representations and warranties made by DTV Networks in connection with that agreement;

•

terminating an investor rights agreement in connection with that original purchase agreement pursuant to which, among other covenants, SkyTerra and DTV Networks agreed to limit the transferability of the Class A membership interests and we granted SkyTerra and DTV Networks public offering registration rights; and

•	amending the Advertising and Marketing Support Agreement, pursuant to which, affiliates of DTV Networks provided the Company with discounted advertising costs for its Direcway services.

Contribution Agreement and Ancillary Agreements

On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra, DIRECTV and DTV Networks, formerly known as Hughes Network Systems, Inc. Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to us substantially all of the assets and certain liabilities of its VSAT, mobile satellite, and terrestrial microwave businesses along with the SPACEWAY 3 satellite, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. In return, we paid DTV Networks approximately $200.7 million, including certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement).

To finance, among other things, the initial $190.7 million payment made to DTV Networks, on April 22, 2005, we issued $325.0 million of term indebtedness and obtained a $50.0 million revolving credit facility. Immediately following the payment by the Company, SkyTerra acquired 50% of our Class A membership units from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 described herein are collectively referred to as the “April 2005 Transaction.”

Amended and Restated Limited Liability Company Agreement

In connection with the April 2005 Transaction, we entered into an amended and restated limited liability company agreement, or former LLC agreement, which governed our management and certain aspects of the relationship between us, SkyTerra and DTV Networks. Our former LLC agreement was amended on January 1, 2006 and was amended and restated on February 28, 2006. See “—Second Amended and Restated Limited Liability Company Agreement.” Pursuant to our former LLC agreement:

•

There were two classes of our membership interests—one voting and the other non-voting. SkyTerra and DTV Networks each held 50% of the voting units. The non-voting units were available for issuance to our employees, officers, directors and consultants.

•

Our Board of Managers was composed of seven members. Three managers were elected by members holding a majority of our LLC interests held by SkyTerra; three managers were elected by members holding a majority of our LLC interests held by DTV Networks; and one independent manager was elected jointly by (i) members holding a majority of our LLC interests held by SkyTerra and (ii) members holding a majority of our LLC interests held by DTV Networks.

•

Responsibility for the management of our business and affairs was vested in SkyTerra or one of its subsidiaries as the managing member, with the exception of certain major decisions which required the consent of a majority the Board of Managers (not including the independent manager), including:

-	incurring debt or guarantee obligations in excess of $10.0 million;

-

except with respect to any drag-along rights pursuant to the investor rights agreement (as described below), entering into mergers, consolidations or other significant transactions, including any proposed initial public offering by us, acquisitions, joint ventures, dispositions or equity investments in third-parties (where such equity investments are in excess of $2.5 million in the aggregate);

-

hiring or terminating senior executive officers, determining the financial terms of their employment and approving plans to issue non-voting units to employees, officers and members of our Board of Managers;

-	approving our annual operating budget and changing accounting policies;

-	replacing the managing member; and

-	making any loans, advances, guarantees and similar transactions to any member of our Board of Managers or their affiliates.

•

The former LLC agreement permitted us, in the normal course of our business, to enter into transactions with any of our members and their respective affiliates, provided that the price and other terms of any such transactions were fair to us and not less favorable to us than those generally prevailing with respect to comparable transactions between unrelated parties. To the extent any such transactions were not entered into in the ordinary course of our business or involved aggregate payments by us exceeding $2.5 million, they were required to be approved by the board members not elected by the interested member.

•

In addition to the fees and expense reimbursements, if any, to be paid to the managing member by us under the management services agreement, the managing member was entitled to receive a quarterly management fee of $250,000 in cash in consideration for services as managing member during the first three years following the closing date of the April 2005 Transaction.

Investor Rights Agreement

In connection with the April 2005 Transaction, we entered into an investor rights agreement with DTV Networks and SkyTerra. Under the terms of the investor rights agreement, as holders of our voting membership interests, SkyTerra and DTV Networks have certain tag along rights, drag-along rights, registration rights and other related rights, with respect to sales of our voting membership interests. Included in the registration rights is the right after five years for either DTV Networks or SkyTerra to request up to five demand registrations each for underwritten public offerings of $50.0 million or more of the membership interests or other equity interests. However, we are only required to effect one registration in any six-month period. In addition, if we are ever eligible to use a shelf registration statement with the Securities and Exchange Commission for our equity interests, each of DTV Networks and SkyTerra has the right to register sales of our equity interests owned by them in amounts of $10.0 million or more. We have agreed to indemnify the investors under the securities laws in connection with any registered transactions and pay for certain costs of registration. Upon consummation of the January 2006 Transaction, the investor rights agreement was terminated.

Relationship with DIRECTV

Until the closing of the April 2005 Transaction, we operated as a wholly owned subsidiary of DIRECTV. Accordingly, DIRECTV provided us with various support services such as tax advisory services, treasury/cash management, risk management, audit functions, employee benefits, and business insurance. As a stand-alone entity, we have to provide for the services historically performed by DIRECTV. In connection with the April 2005 Transaction, we entered into the following agreements with DIRECTV:

•

Transition Services Agreement—On April 22, 2005, we entered into a transition services agreement with DTV Networks and DIRECTV. Under the terms of the transition services agreement, DIRECTV agreed to provide certain transitional services to support the conduct of its business and we agreed to reimburse DIRECTV certain fees and out-of-pocket expenses. These services include assisting in the implementation of our benefit plans and arrangements and enabling our employees to participate in certain travel-related discount programs provided by DIRECTV’s affiliate, News Corporation, to the extent permissible. Neither party made any representations or warranties with respect to the services provided under the transition services agreement, and neither party has any liability for any acts or omissions in connection with the transition services agreement other than repeating a service for the purpose of correcting an act or omission, unless such liability arose from gross negligence or willful misconduct. The transition services agreement was amended and restated in connection with the January 2006 Transaction. Under the terms of the amended and restated agreement, we no longer receive services from DIRECTV and HNS provides certain payroll related services to DIRECTV and its subsidiaries. Through December 31, 2005, there were no payments made to any party under this agreement.

•

DIRECWAY Advertising Agreement—On April 22, 2005, we entered into an advertising agreement with DIRECTV pursuant to which DIRECTV agreed to provide certain advertising services to us. These services included DIRECTV continuing to broadcast our DIRECWAY infomercial for one year after the closing of the April 2005 Transaction, DIRECTV broadcasting thirty-second and sixty-second

DIRECWAY advertising spots at preferred rates and DIRECTV maintaining then current DIRECWAY recognition on DIRECTV’s internet home page. From April 23, 2005 through December 31, 2005, we paid DIRECTV $4.4 million for advertising services.

•

SPACEWAY Services Agreement—On April 22, 2005, we entered into a SPACEWAY services agreement with DIRECTV pursuant to which the Company and DIRECTV agreed to share and provide technical services to one another in connection with their respective SPACEWAY assets. Under the terms of the SPACEWAY services agreement, the Company retained DIRECTV and/or DTV Networks to provide it with certain technical assistance services, including the right to participate in certain operational testing on DIRECTV’s SPACEWAY satellites. The Company agreed to reimburse DIRECTV or DTV Networks, as applicable, for labor and overhead costs incurred to perform the applicable service and out-of-pocket costs and expenses paid to third-parties for labor and materials. Also, under the terms of the SPACEWAY services agreement, DIRECTV retained the Company to provide to DIRECTV and DTV Networks certain transitional operational assistance services and ground facility development assistance and maintenance services for DIRECTV’s SPACEWAY satellites. DIRECTV agreed to reimburse the Company for certain labor and overhead costs. DIRECTV also agreed to pay the Company monthly performance fees if it attains or exceeds certain enumerated milestones. The agreement provides for certain limited representations and warranties with respect to the services provided and limited indemnities for certain breaches and negligent acts or omissions under the agreement. Each party has the right to terminate the agreement with respect to all or any portion of the other party’s services upon 120 days written notice. In 2006 and 2005, we recognized revenues of $2.9 million and $10.1 million, respectively, under this contract, of which DIRECTV paid us $2.9 million and $9.2 million, respectively, and we paid DIRECTV a nominal amount. On January 31, 2007, the Company and DIRECTV amended the SPACEWAY services agreement to expand the scope of work to cover certain upgrades requested by DIRECTV, up to a maximum price of $1.6 million.

•

Intellectual Property Agreement—On April 22, 2005, we entered into an intellectual property agreement with DIRECTV pursuant to which HNS acquired by assignment certain patents, trademarks and other intellectual property pertinent to our business that were owned or controlled by DIRECTV. Pursuant to the intellectual property agreement, we also obtained from DIRECTV (i) a royalty-free perpetual license (including the right to sublicense to third-parties in connection with our business) under certain other patents (including certain patents and patent applications that originated from such business but were retained by DIRECTV following the April 2005 Transaction); (ii) a covenant not to assert claims against us based on any intellectual property owned or controlled by DIRECTV as of the closing date that is pertinent to our business (including certain other patents and patent applications that originated from our business but were retained by DIRECTV following the April 2005 Transaction), and (iii) a royalty-free perpetual license to any derivative intellectual property DIRECTV develops after the closing of the April 2005 Transaction which relates to our SPACEWAY assets. Among the rights we acquired by assignment or license from DIRECTV are certain rights related to our SPACEWAY satellite communications platform. These licenses and assignments granted to us are subject to existing licenses granted to third-parties. We granted back to DIRECTV a royalty-free perpetual license to use, in connection with its business (including the right to sublicense to third-parties in connection with DIRECTV’s business), the patents and other intellectual property that DIRECTV assigned to us plus any derivative intellectual property we develop after the closing of the April 2005 Transaction which relates to the SPACEWAY assets retained by DIRECTV. We also acquired from DIRECTV (i) by assignment, the “HUGHES” family of marks and the “SPACEWAY” family of marks, subject to existing licenses granted to third-parties and (ii) by license the right to use the “DIRECWAY” and “DIRECPC” marks for a transition period of twelve months following the closing of the April 2005 Transaction. Use of any of the rights assigned or licensed to us by DIRECTV under the intellectual property agreement excludes any activities within the field of direct-to-home satellite television applications.

Upon the closing of the January 2006 Transaction the above agreements continue in effect as amended, and DIRECTV ceased to be an affiliate of the Company. In addition, we and DTV Networks entered into a subcontract agreement under which we agreed to provide certain services with respect to an international VSAT network supply contract which was retained by DTV Networks.

Non-Competition Agreement

In connection with the April 2005 Transaction, we entered into a non-competition agreement with DIRECTV and DTV Networks. Under the terms of the non-competition agreement, DIRECTV and DTV Networks agreed that for a period of five years following the closing of the April 2005 Transaction, neither will, directly or indirectly, engage in business activities that will compete, directly or indirectly, with our business—specifically, the enterprise data networks and enterprise satellite internet service existing as of the closing of the April 2005 Transaction, and the enterprise data applications of the SPACEWAY business contemplated as of the closing of the April 2005 Transaction, and natural extensions thereof within the data services area. We made a reciprocal agreement that we will not, for a period of five years following the closing of the April 2005 Transaction, directly or indirectly engage in business activities that will compete, directly or indirectly, with the direct-to-home video business of DIRECTV or any natural extensions thereof. The non-competition agreement does not extend to our non-enterprise business, which means DIRECTV could compete with us in offering satellite internet access to consumers. However, DIRECTV has agreed that during the five year non-competition period, so long as DIRECTV’s SPACEWAY satellites are capable of commercial video operation, DIRECTV will not use advanced on-board processing capabilities of its SPACEWAY satellites to provide data services.

Management Services Agreement

In connection with the April 2005 Transaction, we and SkyTerra entered into a management agreement which identified the types of services to be provided by SkyTerra to us. Through December 31, 2005, we paid approximately $0.7 million to SkyTerra pursuant to this agreement. The management agreement was terminated upon consummation of the January 2006 Transaction.

Second Amended and Restated Limited Liability Company Agreement

Our second amended and restated limited liability company agreement, (“LLC agreement”), governs our management and certain aspects of the relationship between us, HCI and our officers, directors, employees and consultants who may, from time to time, hold equity interests in our company.

Pursuant to the LLC agreement:

•

There are two classes of our membership interests—one voting (Class A) and the other non-voting (Class B). HCI currently holds 100% of the voting membership interests. The non-voting membership interests are available for issuance to our officers, directors, employees and consultants, in exchange for the performance of services.

•

Our Board of Managers is composed of seven members or such other number as determined by the majority of the voting members from time to time. The managers are elected by the members holding a majority of our voting units.

•	Responsibility for the management of our business and affairs is vested in our Board of Managers and, as delegated by the Board of Managers, to the officers of our company.

•

We are permitted, in the normal course of our business, to enter transactions with any of our members and their respective affiliates, provided that the price and other terms of any such transactions are fair to us and not less favorable to us than those generally prevailing with respect to comparable transactions between unrelated parties.

•	Under certain circumstances, holders of voting units have the preemptive right to subscribe to additional issuances of voting units.

•

Distributions are made first to holders of voting units until each such holder has received aggregate distributions equal to the holder’s capital contributions and second, on a pro rata basis, to holders of voting units and non-voting units, to the extent that the non-voting units have vested.

•	Subject to the approval of the Board of Managers, we may make quarterly distributions to our voting members to offset taxes paid by these members on our income.

Management and Advisory Services Agreement with HCI

On March 27, 2006, the Company entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides the Company, through its officers and employees, with general support, advisory and consulting services in relation to HNS’ business. Under the agreement, we paid a quarterly fee of $250,000 for these services. In addition, we reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the base salary of certain executives plus a 2% service fee. We amended the management and advisory services agreement, effective from January 1, 2007, to eliminate the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Sponsor Investment

Apollo currently owns, directly or indirectly, 23% of Intelsat Holdings Limited, which owns 100% of Intelsat, Ltd. We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Agreements with Hughes Systique Corporation

On October 12, 2005, we granted a limited license to Hughes Systique Corporation (“HSC”), then known as Systique Corporation, allowing HSC to use the HUGHES trademark. The license is limited in that HSC may use the HUGHES mark only in connection with its business of software development and associated consulting, licensing, sales, support, maintenance and hardware, and only in combination with the SYSTIQUE name. The license is non-exclusive, non-transferable, non-sublicensable, worldwide and royalty-free. In addition to other standard termination provisions (i.e., in the event of default or bankruptcy) we may terminate the license agreement (i) in our reasonable business discretion, or in the event that HCI (or any affiliate thereof to which HCI transfers its ownership interest in HSC) ceases to maintain an ownership interest in HSC.

On December 22, 2005, we entered into a master software development agreement with HSC. Under this agreement, we can issue mutually agreed statements of work to HSC for software development projects. For the year ended December 31, 2006, we paid $0.7 million for HSC services.

At December 31, 2006, our parent, HCI, owns approximately 24% of the outstanding shares of HSC. Pradeep Kaul, our former Executive Vice President and the brother of our Chief Executive Officer, is the President and Chief Executive Officer of HSC. Pradman Kaul, our Chief Executive Officer and chairman of the Board of Managers, is also the chairman of HSC and owns approximately 9% of the outstanding shares of HSC.

Agreement with 95 West Co. Inc.

In July 2006, we entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC., (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate our SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. MLH owns a controlling interest in 95 West Co. MLH is controlled by an affiliate of Apollo Investment Fund IV, L.P., our controlling shareholder. Jeffrey Leddy, a member of our Board of Managers and a member of the HCI board of directors, is a director and the general manager of MLH, the chief executive officer and president of 95 West Co., and also owns a small interest in each of 95 West Co. and MLH. Andrew Africk, a member of our Managers and a member of the HCI board of directors. As part of the agreement, we agreed to pay 95 West Co. annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016. During 2006, we paid 95 West $0.3 million.

Agreement with Hughes Telematics Inc.

In July 2006, we granted a limited license to Hughes Telematics Inc. (“HTI”), allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing engineering development services to HTI and we will be compensated at customary rates for such services. To date we have been authorized to provide such services in the amount of $1.9 million.

HTI is controlled by an Apollo affiliate. Apollo owns a controlling interest in our parent,. Jeffrey A. Leddy, a member of our Board of Managers and a member of the HCI board of directors, is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of the equity of HTI. In addition, Andrew Africk, a member of our Board of Managers and a member of the HCI board of directors, is a director of HTI.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, the Company signed a sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base station. SkyTerra owns approximately 95% of MSV as of December 31, 2006. Apollo and its affiliates own approximately 25% of SkyTerra’s common equity and control approximately 31% of the voting shares of SkyTerra. Four individuals associated with Apollo currently serve on the six member board of directors of SkyTerra. Andrew Africk, Aaron Stone and Jeffrey Leddy are each a member of our board of managers, a member of the board of directors of our Parent, and a director of MSV and SkyTerra. Michael Weiner, a member of the board of directors of our Parent, served as an officer of Apollo until August 31, 2006.

Board of Managers Member Independence

The Company is not a listed issuer under applicable SEC rules and therefore is not subject to any independence rules of a national securities exchange or inter-dealer quotation system. All of our Class A membership interests are owned by our Parent. Our Board of Managers has determined that none of the members of our Board of Managers are independent as defined in the NASDAQ rules and regulations to which our Parent is subject. Pursuant to our second amended and restated limited liability agreement, only the holders of our Class A membership interests are entitled to vote as holders of interests in the Company. We rely on the controlled company exception contained NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Managers. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors. Because 100% of our voting power is held by our Parent, we are exempt from the independence requirements under NASDAQ.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2006 and 2005, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit and audit-related fees aggregated $2,080,000 and $1,337,000 for the years ended December 31, 2006 and 2005, respectively and were composed of the following:

•

Audit Fees—The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and 2005,and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $1,642,000 in 2006 and $1,053,000 in 2005.

•

Audit-Related Fees—The aggregate fees billed for audit-related services for the fiscal year ended December 31, 2006 and 2005, were $327,000 and $237,000, respectively. These fees relate to comfort letters, due diligence and consultation provided in connection with debt offerings and registration statements.

In addition, fees paid to Deloitte & Touche for tax services and all other service were as follows:

•

Tax Fees—The aggregate fees billed for tax services for the fiscal year ended December 31, 2006 and 2005, were $93,000 and $31,000, respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in both 2006 and 2005.

•

All Other Fees—The aggregate fees for services not included above were $18,000 and $16,000 respectively, for the fiscal year ended December 31, 2006 and 2005. These fees relate to consultation on accounting, financial and regulatory reporting matters in Europe for both 2006 and 2005.

Audit Committee Approval Policy

The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit-related, internal control-related, tax and permissible non-audit services to be provided to the Company by our independent accountants. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year.

Audit Committee Report

The Audit Committee of the Hughes Network Systems LLC. Board of Managers, or the Committee, is currently composed of two directors and operates under a written charter adopted by the Board of Managers. These committee members are not considered to be independent. The members of the Committee are Aaron J. Stone and Jeffrey A. Leddy.

Among its other duties, the Committee recommends to the Board of Managers the selection of the Company’s independent auditors. Management is responsible for internal controls over financial reporting, disclosure controls and procedures and the financial reporting process. The Company’s independent registered public accounting firm is responsible for performing an independent audit of the Company’s financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) and issuing reports thereon. The Committee’s responsibility is to monitor and oversee these processes.

In this context, the Committee has met and held discussions with management and our independent registered public accounting firm. Management represented to the Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, and the Committee has reviewed and discussed the audited financial statements with management and our independent registered public accounting firm. The Committee discussed with our independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, “Communication with Audit Committees,” as amended or supplemented.

The Company’s independent registered public accounting firm also provided to the Committee the written disclosures required by Independence Standards Board Standard No.1, “Independence Discussions with Audit Committees” as modified or supplemented and the Committee discussed with the independent registered public accounting firm that firm’s independence.

Based upon the Committee’s discussions with management and the independent registered public accounting firm and the Committee’s review of the representations of management and the reports of the independent registered public accounting firm to the Committee, the Committee recommended that the Board of Managers include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

AUDIT COMMITTEE

Aaron J. Stone

Jeffrey A. Leddy

PART IV

Item 15.	Exhibits

Exhibit Number	Description
3.1	Certificate of Formation of Hughes Network Systems, LLC filed in the State of Delaware on November 12, 2004 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.2	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.3	Certificate of Incorporation of HNS Finance Corp. filed in the State of Delaware on March 27, 2006 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.4	By-laws of HNS Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.5	Certificate of Incorporation of Hughes Network Systems International Service Company filed in the State of Delaware on April 27, 1990, including all amendments thereto and as last amended on June 12, 1990 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.6	By-laws of Hughes Network Systems International Service Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.7	Certificate of Formation of HNS Real Estate, LLC filed in the State of Delaware on April 19, 2005 (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.8	Amended and Restated Limited Liability Company Agreement of HNS Real Estate, LLC, dated April 22, 2005 (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.9	Certificate of Incorporation of HNS-India VSAT, Inc. filed in the State of Delaware on November 15, 1991 (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.10	By-laws of HNS-India VSAT, Inc. (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.11	Certificate of Incorporation of HNS-Shanghai, Inc. filed in the State of Delaware on October 9, 1990, including all amendments thereto and as last amended on May 23, 1994 (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.12	By-laws of HNS-Shanghai, Inc. (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

4.1	Indenture, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

Exhibit Number	Description
4.2	Registration Rights Agreement, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., the guarantors listed on Schedule I thereto, Bear, Stearns & Co., Inc, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.3	Form of 9 1/2% Senior Note due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.1	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.2	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.3	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.4	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.5	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.6	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

10.7	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.8	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).

10.9	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.10	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

Exhibit Number	Description
10.11	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.12	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).

10.13	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.16	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.18	Amendment No. 1 to Restricted Unit Purchase Agreement dated December 15, 2006 between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed December 19, 2006)

10.19	Credit Agreement dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp., as co borrowers, the lenders party thereto, Bear Stearns Corporate Lending Inc. and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2070.

21.1*	List of Subsidiaries of Hughes Network Systems, LLC.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES NETWORK SYSTEMS, LLC

Date: March 26, 2007		/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL (Pradman P. Kaul)	President, Chief Executive Officer and Chairman of the Board of Managers (Principal Executive Officer)	March 26, 2007

/s/ GRANT A. BARBER (Grant A. Barber)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2007

/s/ JEFFREY A. LEDDY (Jeffrey A. Leddy)	Member of the Board of Managers	March 26, 2007

/s/ ANDREW D. AFRICK (Andrew D. Africk)	Member of the Board of Managers	March 26, 2007

/s/ AARON J. STONE (Aaron J. Stone)	Member of the Board of Managers	March 26, 2007