Form 10-Q
period 2007-09-30
Hughes Network Systems, LLC
filed 2007-11-07
CIK 1376567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of the registrant’s membership interests outstanding as of November 5, 2007 was as follows:
Class A Membership Interests:	95,000
Class B Membership Interests:	4,650

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)
(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$71,486	$99,098
Marketable securities	54,346	103,466
Receivables, net	197,936	180,694
Inventories	61,841	61,280
Prepaid expenses and other	61,751	39,175
Total current assets	447,360	483,713
Property, net	461,026	312,497
Capitalized software costs, net	46,348	41,159
Intangible assets, net	26,056	30,663
Other assets	74,172	44,358
Total assets	$1,054,962	$912,390
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,378	$57,781
Short-term borrowings and current portion of long-term debt	17,253	27,210
Accrued liabilities	152,412	123,576
Due to affiliates	11,444	13,592
Total current liabilities	242,487	222,159
Long-term debt	576,360	469,190
Other long-term liabilities	1,197	18,079
Total liabilities	820,044	709,428
Commitments and contingencies
Minority interests	4,443	4,659
Equity:
Class A membership interests	180,586	180,346
Class B membership interests	-	-
Retained earnings	47,034	19,102
Accumulated other comprehensive income (loss)	2,855	(1,145)
Total equity	230,475	198,303
Total liabilities and equity	$1,054,962	$912,390

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Services	$137,419	$112,069	$386,166	$324,871
Hardware sales	96,238	97,546	304,331	290,039
Total revenues	233,657	209,615	690,497	614,910
Operating costs and expenses:
Costs of services	91,985	79,987	259,117	227,311
Costs of hardware products sold	80,802	74,175	253,320	237,193
Selling, general and administrative	33,569	30,483	106,103	96,254
Research and development	3,959	3,786	12,301	18,032
Amortization of intangibles	1,536	1,132	4,607	3,397
Total operating costs and expenses	211,851	189,563	635,448	582,187
Operating income	21,806	20,052	55,049	32,723
Other income (expense):
Interest expense	(10,759)	(11,158)	(34,067)	(30,898)
Interest income	2,058	2,951	7,724	6,293
Other income, net	140	1,571	231	2,051
Income before income tax expense, minority
interests in net losses (earnings) of subsidiaries	13,245	13,416	28,937	10,169
Income tax expense	(832)	(1,068)	(1,221)	(2,055)
Minority interests in net losses (earnings) of subsidiaries	33	(206)	216	(206)
Net income	$12,446	$12,142	$27,932	$7,908

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,932	$7,908
Adjustments to reconcile net income to cash flows
from operating activities:
Depreciation and amortization	35,392	29,434
Equity plan compensation expense	240	233
Minority interests	(216)	-
Gain on receipt of investment by subsidiary	-	(1,787)
Gain on disposal of assets	(367)	-
Loss on extinguishment of debt	70	-
Change in other operating assets and liabilities, excluding the effect of the January 2006 Transaction:
Receivables, net	(12,274)	35,844
Inventories	234	17,367
Prepaid expenses and other	(9,538)	4,392
Accounts payable	4,643	(21,918)
Accrued liabilities and other	5,347	(16,024)
Net cash provided by operating activities	51,463	55,449
Cash flows from investing activities:
Change in restricted cash	335	(363)
Sale (purchase) of marketable investments, net	50,329	(67,893)
Expenditures for property	(211,266)	(53,835)
Expenditures for capitalized software	(10,694)	(12,962)
Proceeds from sale of property	356	669
Other, net	-	206
Net cash used in investing activities	(170,940)	(134,178)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	800	(1,463)
Long-term debt borrowings	116,013	454,452
Repayment of long-term debt	(20,391)	(354,415)
Debt issuance costs	(2,049)	(11,169)
Net cash provided by financing activities	94,373	87,405
Effect of exchange rate changes on cash and cash equivalents	(2,508)	(82)
Net (decrease) increase in cash and cash equivalents	(27,612)	8,594
Cash and cash equivalents at beginning of the period	99,098	113,267
Cash and cash equivalents at end of the period	$71,486	$121,861
Supplemental cash flow information:
Cash paid for interest	$29,190	$16,979
Cash paid for income taxes	$2,630	$1,800
Supplemental non-cash disclosure due to acquisition by
Hughes Communications, Inc.:
Increase in assets		$29,399
Increase in liabilities		18,162
Increase in net assets		$11,237

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we”) is a Delaware limited liability company, formed on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of September 30, 2007, there were 95,000 Class A membership interests outstanding and 4,650 Class B membership interests outstanding.

The Company became a wholly-owned subsidiary of HCI on January 1, 2006. The Company’s financial statements from that date forward have been consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect HCI’s basis in HNS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract D-97, “Push-Down Accounting.” The following summarizes the series of transactions that resulted in the Company becoming a wholly-owned subsidiary of HCI:

●
On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”), and DTV Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite and terrestrial microwave businesses along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that is under development. In return, the Company made payments to DTV Networks totaling approximately $200.7 million, including certain adjustments related to the value of the Company’s working capital (as defined in the December 2004 Agreement).

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

In addition, we provide hardware and point-to-multipoint networking systems solutions to customers with mobile satellite voice and data systems or terrestrial microwave radio transmission systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us. With the VSAT systems, we provide ongoing network support services through contracts with our mobile satellite or terrestrial transmission systems customers.

As part of our focus on less costly and more efficient technological solutions, we successfully launched our SPACEWAYTM 3 satellite on August 14, 2007 and plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We anticipate that SPACEWAY 3 will expand our business significantly by increasing our addressable market in the enterprise and Consumer/SMB markets and allow us to offer our customers faster communication rates.  In addition, we expect to reduce our operating costs in the future, substantially through the reduction of third-party transponder capacity expenses. However, we will incur startup costs associated with the launch and operation of SPACEWAYTM 3 until we acquire a sufficient number of customers.

Note 3:	Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations, and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2007 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 4:	Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized		Estimated
	Basis	Gains	Losses	Fair Values
September 30, 2007:
Government agencies	$28,285	$15	$-	$28,300
Corporate bonds	19,826	34	-	19,860
Municipal bonds	6,150	36	-	6,186
Total available-for-sale securities	$54,261	$85	$-	$54,346
December 31, 2006:
Government agencies	$93,478	$10	$(24)	$93,464
Corporate bonds	10,017	-	(15)	10,002
Total available-for-sale securities	$103,495	$10	$(39)	$103,466

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unrealized gains were attributable to changes in interest rates of corporate bonds, municipal bonds, and investments in government agencies which have ratings of “AA-” or above. The Company has the intent and ability to hold these securities until maturity.

Note 5:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Trade receivables	$168,915	$154,799
Contracts in process	35,534	33,748
Other receivables	1,416	2,305
Total receivables	205,865	190,852
Allowance for doubtful accounts	(7,929)	(10,158)
Total receivables, net	$197,936	$180,694

Trade receivables included $6.6 million and $4.0 million of amounts due from affiliates at September 30, 2007 and December 31, 2006, respectively.

Note 6:	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Production materials and supplies	$11,649	$11,689
Work in process	11,746	11,676
Finished goods	38,446	37,915
Total inventories	$61,841	$61,280

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	September 30, 2007	December 31, 2006
Land and improvements		10 - 30	$5,711	$5,650
Buildings and leasehold improvements		1 - 30	23,105	22,301
Machinery and equipment		3 - 5	79,066	57,877
VSAT operating lease hardware		2 - 5	39,223	45,311
Furniture, fixtures and office machines		3 - 7	804	566
Construction in progress	- SPACEWAY	-	347,350	208,502
	- Other	-	20,441	8,483
Total property			515,700	348,690
Accumulated depreciation			(54,674)	(36,193)
Total property, net			$461,026	$312,497

During the construction of the SPACEWAYTM 3 satellite, interest was capitalized on costs incurred subsequent to the January 2006 Transaction. The Company recorded $3.6 million and $1.4 million of capitalized interest for the three months ended September 30, 2007 and 2006, respectively and $7.6 million and $3.2 million of capitalized interest for the nine months ended September 30, 2007 and 2006, respectively. The Company successfully launched its SPACEWAYTM 3 satellite on August 14, 2007, and plans to introduce service in North America on the SPACEWAY network in the first quarter of 2008.

Note 8:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2007:
Backlog and customer relationships	4 - 8	$20,555	$(7,426)	$13,129
Patented technology and trademarks	8 - 10	16,252	(3,325)	12,927
Total intangible assets, net		$36,807	$(10,751)	$26,056
December 31, 2006:
Backlog and customer relationships	4 - 8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8 - 10	16,252	(1,900)	14,352
Total intangible assets, net		$36,807	$(6,144)	$30,663

The Company amortizes the recorded values of its intangible assets over their estimated useful lives. During the three months ended September 30, 2007 and 2006, the Company recorded $1.5 million and $1.1 million, respectively, of amortization expense related to intangible assets. During the nine months ended September 30, 2007 and 2006, the Company recorded $4.6 million and $3.4 million, respectively, of amortization expense related to intangible assets.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated future amortization expense at September 30, 2007 will be as follows (in thousands):

Amount
Remaining three months ending December 31, 2007	$1,537
Year ending December 31,
2008	6,144
2009	6,144
2010	2,796
2011	2,796
2012	2,795
Thereafter	3,844
Total estimated future amortization expense	$26,056

Note 9:	Short-Term Borrowings and Long-Term Debt

Short-term borrowings and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates	September 30, 2007	December 31, 2006
VSAT hardware financing - current portion	8.00%-12.00%	$12,962	$23,761
Revolving bank borrowings	7.00%-17.25%	3,286	2,174
Term loans payable to banks - current portion	8.75%-12.25%	1,005	1,275
Total short term borrowings and current portion of long -term debt		$17,253	$27,210

At September 30, 2007, the Company had outstanding revolving bank borrowings of $3.3 million, which had a weighted average variable interest rate of 11.31%. These borrowings were obtained by our subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $1.7 million at September 30, 2007.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates	September 30, 2007	December 31, 2006
Senior Notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62%-12.25%	115,502	1,133
VSAT hardware financing	8.00%-12.00%	10,858	18,057
Total long-term debt		$576,360	$469,190

The April 2005 Transaction was financed with: (i) a $250 million first lien term loan and a secured $50 million first lien revolving credit facility (“Revolving Credit Facility”) and (ii) a $75 million second lien term loan. In June 2005, the above two facilities were syndicated with a larger number of financial institutions, at which time the first lien loan was increased to $275 million, and the second lien loan was reduced to $50 million. At the Company’s option on a monthly basis, interest on the term indebtedness is based on: (i) the ABR Rate, as defined in the credit agreement (the “ABR Rate”), plus 2.75% for the first lien credit facility and the ABR Rate plus 7.0% for the second lien credit facility or (ii) the London Interbank Offered Rate (“LIBOR”), for Eurocurrency borrowings, plus 3.75% for the first lien credit facility and LIBOR plus 8.0% for the second lien credit facility. The Revolving Credit Facility was available under the first lien credit agreement for borrowings and for issuance of letters of credit.

On April 13, 2006, the Company completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. The Company used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings under the first and second lien term loans in full. Accrued interest of $19.7 million on the Senior Notes was included in accrued liabilities at September 30, 2007.

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

On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of September 30, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM, and $12.4 million remained outstanding on letters of credit issued under the BOA Revolving Credit Facility. As of September 30, 2007, there were no borrowings outstanding under the BOA Revolving Credit Facility. The total amount available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility was $37.5 million at September 30, 2007.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2007, the Company borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of the Company’s existing and future subsidiaries that guarantee its existing Senior Notes and existing Revolving Credit Facility. HNS Finance Corp., a wholly owned subsidiary of the Company and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The remaining net proceeds from the Term Loan Facility will be used to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement for $115 million is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require the Company to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility, for as long as the Term Loan Facility remains outstanding. Negative covenants under these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over our assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. The Company was in compliance with all of its debt covenants at September 30, 2007.

Note 10:	Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. During the three and nine months ended September 30, 2007, the Company recorded a loss in other comprehensive income of approximately $1.4 million and $0.3 million, respectively, associated with the fair market valuation of the interest rate swap. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly starting on May 29, 2007, and is estimated to be approximately $6.7 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value

The carrying values of cash and cash equivalents; receivables, net; other assets; accounts payable; debt (except the Senior Notes as described below) and amounts included in other liabilities that meet the definition of financial instruments approximated fair value at September 30, 2007.

The fair values of the interest rate swap and the Senior Notes are based on market quotes and valuations and represent the net amounts required to terminate the position, taking into consideration market rates and counterparty credit risk. The $0.3 million of liabilities recorded for the interest rate swap at September 30, 2007 are stated at fair value. At September 30, 2007, the carrying value and fair value of the Senior Notes were $450.0 million and $452.3 million, respectively.

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

For the three and nine months ended September 30, 2007, the Company recorded income tax expense of $0.8 million and $1.2 million, respectively, and $1.1 million and $2.1 million, respectively, for the corresponding periods in 2006. Income tax expenses were primarily attributable to taxes on the earnings of the Company’s foreign subsidiaries.

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

At the adoption of FIN 48 on January 1, 2007, the Company did not identify any significant uncertain tax positions and, therefore, did not record any transition adjustments. Furthermore, the Company did not accrue any interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed consolidated statements of operations. The Company does not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Tax returns for all tax years beginning after April 22, 2005 are subject to future examination by tax authorities.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12:	Employee Share-Based Payments and Other Benefits

In January 2006, HCI’s Board of Directors approved the Hughes Communications, Inc. 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the issuance of up to 2,700,000 shares of HCI’s common stock, which may be issued in the form of restricted stock, stock options or stock appreciation rights, provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. HCI issues shares under the Plan to officers, key employees and contractors of HCI and the Company and its wholly-owned subsidiaries. The changes in restricted stock awards, granted to our domestic employees, and the restricted stock units, granted to our international employees, for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

Restricted Stock Awards
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	157,450	-	157,500	-
Shares issued	67,100	156,100	71,300	156,100
Shares forfeited	(2,500)	-	(6,750)	-
Ending balance	222,050	156,100	222,050	156,100

Restricted Stock Units
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning balance	8,700	-	8,700	-
Units issued	3,000	-	3,000	-
Units forfeited	(1,000)	-	(1,000)	-
Ending balance	10,700	-	10,700	-

The Plan provides that 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date. HCI and the Company account for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards on a straight-line basis over their vesting period. The costs of the Plan are allocated from HCI to the Company based upon specific identification of employee costs. For the three and nine months ended September 30, 2007,the Company recorded compensation expense, after adjustment for forfeitures, of approximately $0.5 million and $1.4 million, respectively, related to the restricted stock awards, and minimal compensation expense for the corresponding periods in 2006. As of September 30, 2007, the Company had $8.9 million of unrecognized compensation expense, which will be recognized over a weighted average life of 3.4 years.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Agreement with DIRECTV

Under the terms of the December 2004 Agreement, DIRECTV retained the responsibility for all pre-closing tax obligations of DTV Networks and the Company, as well as obligations related to certain pending litigation and facilities leases for property that the Company had vacated. DIRECTV also liquidated all capital lease debt and all foreign indebtedness outstanding at such time and remained liable for its indemnities to third-parties relating to the VSAT hardware financing borrowings. The Company has indemnified DIRECTV for any losses relating to the VSAT hardware financings.

Agreement with HCI

On March 27, 2006, the Company entered into a management and advisory services agreement with HCI, our Parent. Under this agreement, HCI provides the Company, through its officers and employees, general support, advisory, and consulting services in relation to the Company’s business. Pursuant to the agreement, the Company paid a quarterly fee of $250,000 for these services and reimbursed HCI for out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of compensation of certain HCI’s executives plus a 2% service fee. On March 15, 2007, the management and advisory services agreement was amended to eliminate the quarterly fee of $250,000 that the Company paid for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Hughes Systique Corporation

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include our Chief Executive Officer and President, who also serves as the Chief Executive Officer and President of HCI, as well as certain former employees of HNS, including the brother of the Chief Executive Officer and President. At September 30, 2007, on an undiluted basis, our Chief Executive Officer and President and his brother owned an aggregate of approximately 20% of Hughes Systique, and HCI owned approximately 24% of Hughes Systique. In addition, a member of our Board of Managers and HCI’s Board of Directors serves on the board of directors of Hughes Systique.

Intelsat Holdings Limited

At September 30, 2007, Apollo owned, directly or indirectly, approximately 23.9% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company leases satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Orbital Slot Agreement

In July 2006, the Company entered into an agreement with two related parties (95 West Co. Inc. and its parent, Miraxis License Holdings, LLC) which will allow the Company to operate its SPACEWAYTM 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo. A member of our Board of Managers and HCI’s Board of Directors is the Managing Director of one of the related parties, the Chief Executive Officer and President of the other related party and also owns a small interest in each. Another member of our Board of Managers and HCI’s Board of Directors is also a director of one of the related parties. As part of the agreement, the Company agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Agreement with Hughes Telematics, Inc.

In July 2006, the Company granted a limited license to Hughes Telematics, Inc. (“HTI”) allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that the Company will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to the Company in the event HTI no longer has a commercial or affiliated relationship with the Company. As contemplated by the license terms, the Company has commenced providing engineering development services to HTI, and the Company will be compensated at rates that are considered to approximate rates that would be paid to third-parties for such services. As of November 6, 2007, HTI has issued “authorizations to proceed,” in respect of such services in the amount of $20.0 million in the aggregate.

In October 2007, HNS entered into an agreement with HTI and a customer of HTI, whereby HNS agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, HNS and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable HNS to assume HTI’s obligations in the event that such action is required.  HNS management does not believe that this agreement with HTI and HTI’s customer, together with the letter agreement between HNS and HTI, will have a significant negative impact, if any, on HNS and its financial position, cash flows or results of operations.

HTI is controlled by an affiliate of Apollo. Our parent, HCI, is controlled by Apollo. A member of our Board of Managers and HCI’s Board of Directors is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of HTI’s equity as of September 30, 2007. In addition, another member of our Board of Managers and a member of HCI’s Board of Directors is a director of HTI.

Agreement with Mobile Satellite Ventures, LP

On November 3, 2006, the Company signed a sales contract with Mobile Satellite Ventures, LP (“MSV”) to design, develop and supply a satellite base station. SkyTerra owned a majority of and controlled MSV as of September 30, 2007. Our Parent’s controlling stockholder, Apollo IV, and its affiliates owned approximately 16% of SkyTerra’s common equity and controlled approximately 30% of SkyTerra’s voting shares as of September 30, 2007. At the time the agreement was executed, three individuals associated with Apollo served on the board of directors of SkyTerra. In addition, three members of our Board of Managers and HCI’s Board of Directors currently serve on the board of directors of MSV.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$16,261	$1,511	$44,670	$2,599
Purchases	$31,169	$17,881	$95,937	$36,353

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	September 30, 2007	December 31, 2006
Due from related parties	$6,641	$4,044
Due to related parties	$11,444	$13,592

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14:	Segment Data and Geographical Data

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

Selected financial information for the Company’s operating segments is as follows (in thousands):

	VSAT	Telecom Systems and Corporate	Total
As of or for the Three Months Ended September 30, 2007
Revenues	$197,316	$36,341	$233,657
Operating income	$14,468	$7,338	$21,806
Depreciation and amortization	$11,157	$1,140	$12,297
Assets	$779,922	$275,040	$1,054,962
Capital expenditures	$92,853	$2,775	$95,628
As of or for the Three Months Ended September 30, 2006
Revenues	$186,608	$23,007	$209,615
Operating income	$13,740	$6,312	$20,052
Depreciation and amortization	$11,413	$107	$11,520
Assets	$613,042	$251,596	$864,638
Capital expenditures	$18,710	$1,369	$20,079
As of or for the Nine Months Ended September 30, 2007
Revenues	$589,073	$101,424	$690,497
Operating income	$39,326	$15,723	$55,049
Depreciation and amortization	$31,599	$3,222	$34,821
Assets	$779,922	$275,040	$1,054,962
Capital expenditures	$207,843	$14,117	$221,960
As of or for the Nine Months Ended September 30, 2006
Revenues	$551,772	$63,138	$614,910
Operating income	$19,194	$13,529	$32,723
Depreciation and amortization	$28,471	$265	$28,736
Assets	$613,042	$251,596	$864,638
Capital expenditures	$60,758	$6,039	$66,797

Note 15:	Comprehensive Income

Comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$12,446	$12,142	$27,932	$7,908
Other comprehensive income:
Foreign currency translation adjustments	1,621	612	4,160	2,077
Unrealized gain on securities	122	2,498	114	5,255
Unrealized loss on interest rate swap	(1,402)	-	(274)	-
Total other comprehensive income	341	3,110	4,000	7,332
Total comprehensive income	$12,787	$15,252	$31,932	$15,240

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:	Commitments and Contingencies

Litigation

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2007.

On June 28, 2007, the Company initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, Sea Launch) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch the Company's SPACEWAYTM 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, the Company made alternative arrangements with another launch services provider to launch SPACEWAYTM 3 in August 2007. In accordance with the LSA, the Company sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAYTM 3 launch. Sea Launch refused to refund the Company's payments and alleged that the Company breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. The Company's arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. The Company believes that Sea Launch's purported justifications for refusing to refund the Company's $44.4 million are without merit and that the Company is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, the Company intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund the Company's payments. The Company has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a deposit, included in other assets as of June 2007, in anticipation of the refund from Sea Launch.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations involving exports of technology related to the VSAT business primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company is required to enhance its export compliance program to avoid future infractions. As a result of its voluntary disclosure and the Consent Agreement, the Company has been unable to perform its obligations under certain contracts with certain customers in China and Korea. If ultimately unable to perform, the Company may be liable for certain damages which are not expected to be material. In June 2006, the Company settled a claim by one of these customers in China for $0.5 million.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.5 million that were undrawn at September 30, 2007. Of this amount, $12.5 million, of which $0.8 million was issued to secure a bond to the Federal Communications Commission, were issued under the Revolving Credit Facility (see Note 9); $4.3 million were secured by restricted cash; and $9.7 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries, certain of which are secured by those entities’ assets. As of September 30, 2007, these obligations were scheduled to expire as follows: $2.5 million in 2007; $8.9 million in 2008; $7.6 million in 2009; $1.4 million in 2010; and $6.1 million in 2011 and thereafter.

In connection with the prior disposition by DTV Networks of a subsidiary that was an affiliate of the Company, the Company entered into a services contract under which it agreed to procure a minimum amount of services from the former subsidiary over a two year period ending March 31, 2007. The minimum total amount of services to be procured during that period was $23.8 million. On August 4, 2006, this agreement and the related commitment were amended to establish a revised minimum expenditure for services of $5.4 million for the period June 1, 2006 through September 30, 2007. During the three and nine months ended September 30, 2007, the Company spent $1.8 million and $9.3 million, respectively. The Company fulfilled the revised commitment in the second quarter of 2007.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in Other Assets prior to June 30, 2007. The investment has been reclassified to Prepaid Expenses and Other in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third-party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued Liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2007. Prior to June 30, 2007, this commitment was included in Other Liabilities.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for a satellite manufacturing contract with Boeing to complete construction of the SPACEWAYTM 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $39.0 million was paid through September 30, 2007 and the remaining balance is due by 2008. In February 2007, the Company signed a contract with a launch services provider to launch the SPACEWAYTM 3 satellite, which was successfully launched on August 14, 2007. At September 30, 2007, the estimated cost of completing the satellite construction, launch, and other miscellaneous expense was expected to total approximately $16.7 million.

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

Condensed Consolidating Balance Sheet as of September 30, 2007
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
ASSETS
Cash and cash equivalents	$67,091	$220	$4,175	$-	$71,486
Marketable securities	54,346	-	-	-	54,346
Receivables, net	147,245	22	66,436	(15,767)	197,936
Inventories	55,011	-	6,830	-	61,841
Prepaid expenses and other	45,790	90	15,871	-	61,751
Total current assets	369,483	332	93,312	(15,767)	447,360
Property, net	423,794	25,949	11,283	-	461,026
Other assets	210,407	6,046	4,979	(74,856)	146,576
Total assets	$1,003,684	$32,327	$109,574	$(90,623)	$1,054,962
LIABILITIES AND EQUITY
Accounts payable	$47,207	$8	$14,163	$-	$61,378
Short-term borrowings and current
portion of long-term debt	12,203	-	5,050	-	17,253
Accrued liabilities and due to affiliates	138,122	-	25,734	-	163,856
Total current liabilities	197,532	8	44,947	-	242,487
Long-term debt	575,193	-	1,167	-	576,360
Other long-term liabilities	484	-	713	-	1,197
Minority interests	-	3,994	449	-	4,443
Total equity	230,475	28,325	62,298	(90,623)	230,475
Total liabilities and equity	$1,003,684	$32,327	$109,574	$(90,623)	$1,054,962

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$204,147	$212	$32,585	$(3,287)	$233,657
Operating costs and expenses:
Costs of revenues	151,487	-	24,342	(3,042)	172,787
Selling, general and administrative	27,459	544	5,811	(245)	33,569
Research and development	3,959	-	-	-	3,959
Amortization of intangibles	1,536	-	-	-	1,536
Total operating costs and expenses	184,441	544	30,153	(3,287)	211,851
Operating income (loss)	19,706	(332)	2,432	-	21,806
Other income (expense):
Interest expense	(10,332)	-	(427)	-	(10,759)
Interest and other income, net	1,874	-	324	-	2,198
Income tax expense	(58)	-	(774)	-	(832)
Minority interests in net losses of subsidiaries	-	24	9	-	33
Equity in earnings of consolidated subsidiaries	1,256	-	-	(1,256)	-
Net income (loss)	$12,446	$(308)	$1,564	$(1,256)	$12,446

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	184,986	222	28,425	(4,018)	$209,615
Operating costs and expenses:
Costs of revenues	135,841	-	21,748	(3,427)	154,162
Selling, general and administrative	24,414	355	6,293	(579)	30,483
Research and development	3,786	-	-	-	3,786
Amortization of intangibles	1,132	-	-	-	1,132
Total operating costs and expenses	165,173	355	28,041	(4,006)	189,563
Operating income (loss)	19,813	(133)	384	(12)	20,052
Other income (expense):
Interest expense	(10,698)	-	(487)	27	(11,158)
Interest and other income, net	2,741	-	1,808	(27)	4,522
Income tax expense	-	-	(1,068)	-	(1,068)
Minority interests in net earnings of subsidiaries	-	(152)	(54)	-	(206)
Equity in earnings of unconsolidated subsidiaries	579	-	-	(579)	-
Net income (loss)	$12,435	$(285)	$583	$(591)	$12,142

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$606,851	$868	$95,760	$(12,982)	690,497
Operating costs and expenses:
Costs of revenues	454,329	-	68,716	(10,608)	512,437
Selling, general and administrative	84,220	1,838	22,419	(2,374)	106,103
Research and development	12,301	-	-	-	12,301
Amortization of intangibles	4,607	-	-	-	4,607
Total operating costs and expenses	555,457	1,838	91,135	(12,982)	635,448
Operating income (loss)	51,394	(970)	4,625	-	55,049
Other income (expense):
Interest expense	(32,668)	-	(1,399)	-	(34,067)
Interest and other income, net	7,559	-	396	-	7,955
Income tax expense	(69)	-	(1,152)	-	(1,221)
Minority interests in net losses of subsidiaries	-	144	72	-	216
Equity in earnings of consolidated subsidiaries	1,716	-	-	(1,716)	-
Net income (loss)	$27,932	$(826)	$2,542	$(1,716)	$27,932

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2006
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$544,255	$731	$83,072	$(13,148)	$614,910
Operating costs and expenses:
Costs of revenues	410,777	-	64,799	(11,072)	464,504
Selling, general and administrative	77,153	1,454	19,711	(2,064)	96,254
Research and development	18,032	-	-	-	18,032
Amortization of intangibles	3,397	-	-	-	3,397
Total operating costs and expenses	509,359	1,454	84,510	(13,136)	582,187
Operating income (loss)	34,896	(723)	(1,438)	(12)	32,723
Other income (expense):
Interest expense	(29,707)	-	(1,295)	104	(30,898)
Interest and other income, net	6,114	-	2,334	(104)	8,344
Income tax expense	(59)	-	(1,996)	-	(2,055)
Minority interests in net earnings of subsidiaries	-	(206)	-	-	(206)
Equity in losses of unconsolidated subsidiaries	(3,336)	-	-	3,336	-
Net (loss) income	$7,908	$(929)	$(2,395)	$3,324	$7,908

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007 (In thousands) Unaudited

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$27,932	$(826)	$2,542	$(1,716)	$27,932
Adjustments to reconcile net income (loss) to
net cash flows from operating activities	16,780	1,799	3,236	1,716	23,531
Net cash provided by operating activities	44,712	973	5,778	-	51,463
Cash flows from investing activities:
Change in restricted cash	275	-	60	-	335
Sale of marketable investments, net	50,329	-	-	-	50,329
Expenditures for property	(205,854)	(833)	(4,579)	-	(211,266)
Expenditures for capitalized software	(10,694)	-	-	-	(10,694)
Proceeds from sale of property	36	-	320	-	356
Net cash used in investing activities	(165,908)	(833)	(4,199)	-	(170,940)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	800	-	800
Long-term debt borrowings	115,000	-	1,013	-	116,013
Repayment of long-term debt	(17,652)	-	(2,739)	-	(20,391)
Debt issuance cost	(2,049)	-	-	-	(2,049)
Net cash provided by (used in) financing
activities	95,299	-	(926)	-	94,373
Effect of exchange rate changes on cash and
cash equivalents	-	-	(2,508)	-	(2,508)
Net (decrease) increase in cash and
cash equivalents	(25,897)	140	(1,855)	-	(27,612)
Cash and cash equivalents at beginning of period	92,988	80	6,030	-	99,098
Cash and cash equivalents at end of period	$67,091	$220	$4,175	$-	71,486

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2006 (In thousands) Unaudited

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$7,908	$(929)	$(2,395)	$3,324	$7,908
Adjustments to reconcile net income (loss) to
net cash flows from operating activities	47,841	1,150	1,874	(3,324)	47,541
Net cash provided by (used in) operating activities	55,749	221	(521)	-	55,449
Cash flows from investing activities:
Change in restricted cash	(134)	-	(229)	-	(363)
Purchase of marketable investments, net	(67,893)	-	-	-	(67,893)
Expenditures for property	(50,393)	(415)	(3,027)	-	(53,835)
Expenditures for capitalized software	(12,962)	-	-	-	(12,962)
Proceeds from sale of property	105	1	563	-	669
Other, net	-	206	-	-	206
Net cash used in investing activities	(131,277)	(208)	(2,693)	-	(134,178)
Cash flows from financing activities:
Net decrease in notes and loans payable	(1,463)	-	-	-	(1,463)
Long-term debt borrowings	445,237	-	9,215	-	454,452
Repayment of long-term debt	(345,090)	-	(9,325)	-	(354,415)
Debt issurance cost	(11,169)	-	-	-	(11,169)
Net cash provided by (used in) financing activities	87,515	-	(110)	-	87,405
Effect of exchange rate changes on cash and
cash equivalents	-	-	(82)	-	(82)
Net increase (decrease) in cash and
cash equivalents	11,987	13	(3,406)	-	8,594
Cash and cash equivalents at beginning of period	102,548	77	10,642	-	113,267
Cash and cash equivalents at end of period	$114,535	$90	$7,236	$-	$121,861

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our condensed consolidated financial statements and the notes to those condensed consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “forecast,” “seek,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions (or the negative versions of any of  these words) are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Our plans, intentions and expectations are expressed in good faith and we believe there is a reasonable basis for them. However, we can give no assurance that such plans, intentions or expectations will be achieved.

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

We operate in two business segments—the very small aperture terminal (“VSAT”) segment and the Telecom Systems segment. The VSAT segment consists of the consumer and small and medium sized businesses (“Consumer/SMB”), the North American Network Equipment and Services business, and the International Network Equipment and Services business. The Telecom Systems segment consists of the Mobile Satellite Systems business, including engineering development services provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave business. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

We have acquired and developed the SPACEWAYTM 3 satellite as well as related network operations center facilities, certain other ground facilities, and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system, with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system will use advanced architecture and technologies to achieve greatly enhanced data communication capabilities and efficiencies. We believe the rollout of the SPACEWAY system in the first quarter of 2008 will allow us to address a larger market, reduce transponder leasing costs and thus significantly improve margins in our North America Network Equipment and Services and the Consumer/SMB businesses.

Strategic Initiatives and Their Impact on Our Results of Operations

We generated net income of $12.4 million and $27.9 million for the three and nine months ended September 30, 2007, respectively, compared to net income of $12.1 million and $7.9 million for the corresponding periods in 2006. We expect our results of operations to further improve as we continue to focus our investments in technology, further develop and expand our Consumer/SMB business, and commence operations of our SPACEWAY network.

Technology—We have incorporated advances in semiconductor technology to increase the functionality and reliability of our VSATs and reduce manufacturing costs. In addition, through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our transponder capacity and invest in our research and development efforts to maintain our position as a leader in VSAT technology.

Consumer/SMB—We have made significant investments in the Consumer/SMB business as we believe there is a large segment of this market underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. Our offers include higher data rates and functionality and lower terminal costs. We believe that our approach will position us to compete more effectively with alternative technologies and satellite service competitors. We expect to continue to make these investments in future periods.

We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer/SMB hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs, related to hardware and associated marketing costs. At September 30, 2007, we had a Consumer/SMB customer base of approximately 364,700 subscribers that generated revenues of $82.6 million and $243.5 million for the three and nine months ended September 30, 2007, respectively.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we successfully launched our SPACEWAYTM 3 satellite on August 14, 2007 and plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We anticipate that SPACEWAYTM 3 will expand our business significantly by increasing our addressable market in the enterprise and Consumer/SMB markets and be able to offer our customers faster communication rates. In addition, we expect to reduce our operating costs in the future, substantially through the reduction of third-party transponder capacity expenses. However, we will incur startup costs associated with the launch and operation of SPACEWAYTM 3 until we acquire a sufficient number of customers.

Acquisitions, Strategic Alliances, and Divestitures—We continue to focus on expanding the identified markets for our products, services, and network solutions in the VSAT and Telecom Systems segments. Consistent with this strategy to grow the Company and improve our financial position, we continuously review our competitive position and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV Group, Inc. (“DIRECTV”). In April 2006, we launched our new brand name, HUGHESNETTM and completed the transition from DIRECWAY® to HUGHESNETTM. The cost of introducing and implementing the new brand name was approximately $1.5 million.

Broadband Market Focus—For the nine months ended September 30, 2006, our results of operations were negatively impacted by our decision to shift our focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a charge of $11.9 million to reduce the net book value of the narrowband products to their net realizable value. This charge was included in cost of hardware products sold during the second quarter of 2006 and primarily related to the VSAT segment.

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

Relationship with HCI—On March 27, 2006, the Company entered into a management and advisory services agreement with our Parent, HCI. Under this agreement, HCI provides the Company, through its officers and employees, general support, advisory, and consulting services in relation to the Company’s business. Pursuant to the agreement, the Company paid a quarterly fee of $250,000 for these services and reimbursed HCI for out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of compensation of certain HCI’s executives plus a 2% service fee. On March 15, 2007, the management and advisory services agreement was amended to eliminate the quarterly fee of $250,000 that the Company paid for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally for three years to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Prior to the fourth quarter of 2005, we had an arrangement with a third-party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, we retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, we did not recognize a sale of the equipment at the time of such transactions since we retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, we have received nominal claims from customers for Non-Performance Events, but we have not been required to make any indemnification payments for a Non-Performance Event. We do not maintain a reserve for Non-Performance Events as we believe the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given our ability to quickly re-establish customer service at a relatively nominal cost.

Upon entering into these leases for which we had a continuing obligation to perform, we received cash from the financial institution for a substantial portion of the aggregate future lease rental payments to be received from the customers for the installed equipment used to provide services to the customers. At such time, we recognized a liability to the financial institution, which we refer to as VSAT hardware financing reflected in our financial statements as debt. The amount of the debt recorded initially is the proceeds received from the financial institution, which is equivalent to the selling price of the installed equipment used to provide services to the customer. We record interest expense on a month-to-month basis relating to the VSAT hardware financing and structure these lease arrangements such that amounts we receive from our customers under their customer service agreements provide us with the necessary funds to pay principal and interest obligations owed under the VSAT hardware financing liability. Accordingly, as we recognize revenue from our customers under their contracts, we also record interest expense and a reduction of the VSAT hardware financing liability as payments are made to the financing institution. Revenues from the associated customer service contracts are recorded as they are earned on a month-to-month basis over the life of the contract, not at inception of the lease. Upon entering into these leases for which we have had a continuing performance obligation, we capitalized the book value of the installed equipment used to provide services to the customers as VSAT operating lease hardware and depreciate these costs over the term of the customer service agreement. This depreciation of the VSAT operating lease hardware is reflected in cost of hardware products sold and is recorded over the period of the lease (generally the same as the life of the customer service contract).

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

For the three and nine months ended September 30, 2007, we recognized $3.3 million and $14.1 million, respectively, of new hardware sales under the terms of the new arrangement compared to $0.9 million and $2.0 million for the three and nine months ended September 30, 2006, respectively. In situations where we lease our VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation to the financial institution. However, results of future periods will also be impacted by the accounting treatment for leases in which we have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether we do or do not have a continuing performance obligation under the associated equipment financing lease.

Key Business Metrics

Business Segments—We divide our operations into two reportable segments—the VSAT segment and the Telecom Systems segment. Within the VSAT segment, sales can be attributed to three key end businesses—Consumer/SMB business; North American Network Equipment and Services business; and International Network Equipment and Services business. Our Telecom Systems segment sales can be attributed to two key end businesses—Mobile Satellite Systems business, which includes engineer development services provided to HTI, and Terrestrial Microwave business. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our VSAT segment, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. Our customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenues are varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity, and multicast or broadcast services. Our services are offered on a contractual basis and vary in length based on a particular end market. Typically, our large enterprise customers enter into service contracts with a three- to five-year duration, and our Consumer/SMB customers enter into 15- to 24-month contracts. We bill and recognize service revenues on a monthly per site basis. Our services to enterprise customers are negotiated on a contract-by-contract basis with price varying based on numerous factors, including number of sites, complexity of system, and scope of services provided. We have the ability to integrate these service offerings to provide comprehensive solutions for our customers. We also provide managed services to our customers who operate their own dedicated network facilities and charge them a management fee for the operation and support of their networks.

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. Our Consumer/SMB customers can either purchase their equipment up front or pay for it under a service contract over a period of 15 months to 24 months. The North American and International Network Equipment hardware revenues include revenues derived from network operating centers, radio frequency terminals (Earth Stations), VSAT components including indoor units, outdoor units, antennas, voice, video, serial data appliances, and system integration services to integrate all of the above into a system.

We also provide specialized equipment to the Mobile Satellite Systems and the Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based voice and data services, including engineering development services in connection with HTI. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market Trends Impacting Our Revenue—The following tables present our revenues by end market for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,		Variance
	2007	2006	Amount	%
Revenues:
Services	$137,419	$112,069	$25,350	22.6%
Hardware sales	96,238	97,546	(1,308)	-1.3%
Total revenues	$233,657	$209,615	$24,042	11.5%
Revenues by end market:
Consumer/SMB	$82,569	$74,922	$7,647	10.2%
North American Network Equipment and Services	65,670	65,460	210	0.3%
International Network Equipment and Services	49,077	46,226	2,851	6.2%
Total VSAT	197,316	186,608	10,708	5.7%
Mobile Satellite Systems	33,309	19,099	14,210	74.4%
Terrestrial Microwave and Corporate	3,032	3,908	(876)	-22.4%
Total Telecom Systems and Corporate	36,341	23,007	13,334	58.0%
Total revenues	$233,657	$209,615	$24,042	11.5%

	Nine Months Ended September 30,		Variance
	2007	2006	Amount	%
Revenues:
Services	$386,166	$324,871	$61,295	18.9%
Hardware sales	304,331	290,039	14,292	4.9%
Total revenues	$690,497	$614,910	$75,587	12.3%
Revenues by end market:
Consumer/SMB	$243,529	$215,263	$28,266	13.1%
North American Network Equipment and Services	207,050	204,297	2,753	1.3%
International Network Equipment and Services	138,494	132,212	6,282	4.8%
Total VSAT	589,073	551,772	37,301	6.8%
Mobile Satellite Systems	93,532	49,317	44,215	89.7%
Terrestrial Microwave and Corporate	7,892	13,821	(5,929)	-42.9%
Total Telecom Systems and Corporate	101,424	63,138	38,286	60.6%
Total revenues	$690,497	$614,910	$75,587	12.3%

Revenue from our Consumer/SMB business increased by 10.2% to $82.6 million and 13.1% to $243.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. At September 30, 2007, our Consumer/SMB subscriber base grew by approximately 51,600 subscribers to approximately 364,700 subscribers from approximately 313,100 subscribers at September 30, 2006. During the three and nine months ended September 30, 2007, we averaged approximately 12,400 and 12,100 gross customer additions per month, respectively, and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.33% and 2.27%, respectively. For the three and nine months ended September 30, 2007, the average revenue per unit (“ARPU”) increased by 5.0% to $63 and by 3.3% to $62, respectively, compared to the same periods in 2006. The growth in our Consumer/SMB market has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans aimed at Consumer/SMB customers’ broadband access needs; and (iii) enhancement in the performance capabilities of our service offerings. The Consumer/SMB market is very competitive, and the Company expects to continue to experience pricing pressure on its hardware offerings.

Revenue from our North American Network Equipment and Services business increased by 0.3% to $65.7 million and 1.3% to $207.1 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. We expect future revenue growth will be driven by an increase in sales of equipment and services once our SPACEWAYTM 3 satellite is placed in service. We have benefited from our long-term contracts with large domestic enterprise customers who contract for integrated network services. Revenues from the International Network Equipment and Services business increased by 6.2% to $49.1 million and 4.8% to $138.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of growth in business at our foreign subsidiaries. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions in our managed network service offerings.

Our Mobile Satellite Systems business has experienced strong growth of 74.4% to $33.3 million and 89.7% to $93.5 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Contributing to this growth was increased engineering efforts on new projects involving HTI and the development of ground based beam forming technology which allows sharing of bandwidth between terrestrial and satellite applications as well as expansion projects for our legacy customers. We expect that our Mobile Satellite Systems revenues will continue to fluctuate quarterly due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe this is the growth area of the mobile satellite industry that provides the Company with opportunities to expand our Mobile Satellite Systems business. Our Terrestrial Microwave and Corporate revenues decreased 22.4% to $3.0 million and 42.9% to $7.9 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, due to the completion of major mobility and maintenance projects in 2006 and delays in the rollout of new systems in 2007. We anticipate that revenues of this business will fluctuate quarterly as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile operators for backhauling their cellular telephone sites to their switching centers.

Cost of Services—Our cost of services relate to the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during the three and nine months ended September 30, 2007 and 2006 despite the increasing traffic on our network, because we were able to consolidate certain components of our network to contain costs. In addition, the migration to a single upgraded platform for our Consumer/SMB and North American Network Equipment and Services businesses has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service (FSS) providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for both the VSAT and the Telecom Systems segments to third-party contract manufacturers. Our cost of hardware relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to the VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes depreciation of the installed equipment under the VSAT operating leases over the life of the lease. Under the terms of new operating lease arrangements in which we do not have a continuing obligation to perform, the cost of hardware products sold per unit of equipment sold will initially be higher compared to the operating lease arrangement in which we do have a continuing obligation to perform because we recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. See “Factors Affecting Our Results of Operations—Customer Equipment Financing Arrangements.” As we have developed new product offerings, we have reduced product cost due to higher levels of component integration, design improvements and volume increases.

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

Selling, General, and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers) and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues and operating costs and expenses as a percentage of total revenues for the three months ended September 30, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$137,419	58.8%	$112,069	53.5%
Hardware sales	96,238	41.2%	97,546	46.5%
Total revenues	$233,657	100.0%	$209,615	100.0%
Operating costs and expenses:
Cost of services	$91,985	39.4%	$79,987	38.2%
Cost of hardware products sold	$80,802	34.6%	$74,175	35.4%
Selling, general and administrative	$33,569	14.4%	$30,483	14.5%
Research and development	$3,959	1.7%	$3,786	1.8%
Amortization of intangibles	$1,536	0.7%	$1,132	0.5%
Operating income	$21,806	9.3%	$20,052	9.6%
Income tax expense	$(832)	-0.4%	$(1,068)	-0.5%
Net income	$12,446	5.3%	$12,142	5.8%

Services Revenue

A substantial portion of our services revenue is generated by the VSAT business. For the three months ended September 30, 2007, services revenue increased by $25.3 million, or 22.6%, to $137.4 million from $112.1 million for the same period in 2006. The growth in services revenues was attributable to an increase of $12.9 million in the Consumer/SMB business, primarily as a result of increases in the subscriber base. At September 30, 2007, the total subscriber base increased by approximately 51,600 subscribers to approximately 364,700 subscribers from approximately 313,100 subscribers at September 30, 2006. For the three months ended September 30, 2007, ARPU increased by 5.0% to $63 from $60 for the three months ended September 30, 2006. In addition, services revenue from our International Network Equipment and Services business increased by $6.4 million, which resulted from higher revenues of: (i) $2.1 million from our Brazil operations as the number of sites in service increased to approximately 6,500 as of September 30, 2007 from approximately 3,600 as of September 30, 2006; (ii) $1.9 million from the enterprise segment in India; and (iii) $3.0 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006. Partially offsetting the increases in revenue from our International Network Equipment and Services business was a $0.6 million reduction in revenue from U.S. source services. Also contributing to the increase in services revenues, our Telecom Systems business revenues increased by $6.3 million, primarily due to an increase in revenue from design and engineering services provided to HTI. Revenues from our North American Network Equipment and Services business remained relatively flat from the same period in 2006.

Hardware Sales

For the three months ended September 30, 2007, hardware sales decreased by $1.3 million, or 1.3%, to $96.2 million from $97.5 million for the three months ended September 30, 2006.

VSAT—For the three months ended September 30, 2007, VSAT hardware sales decreased by $8.3 million, or 11.1% to $66.7 million from $75.0 million for the same period in 2006. Despite the growth in the Consumer/SMB subscriber base, hardware sales decreased by $5.2 million primarily as a result of changes in pricing plans in response to competitive pressures. Furthermore, hardware sales decreased by $3.4 million in our International Network Equipment and Services business due to new order delays which resulted in a decrease in hardware shipments, from approximately 15,000 to approximately 13,000 units. Offsetting the decrease in hardware sales in our International Network Equipment and Services business was a slight increase in hardware sales from our North American Network Equipment and Services business.

Telecom Systems—For the three months ended September 30, 2007, Telecom Systems hardware sales increased by $7.0 million, or 31.1% to $29.5 million from $22.5 million for the same period in 2006. The increase was attributable to higher hardware sales of: (i) $6.7 million in connection with new contracts in the Mobile Satellite Systems business for the design, development and supply of user equipment and satellite base stations; (ii) $3.7 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large mobile satellite operator in the United Arab Emirates; and (iii) $1.3 million in engineering activities related to a new contract with a mobile satellite operator for the design of a terrestrial baseband chipset.  Offsetting the increase in hardware sales was a reduction of: (i) $4.3 million related to the design, development, and integration activities associated with the delivery of a radio frequency subsystem and gateway system controller for a next-generation satellite communications company in the United States and (ii) $0.5 million due to the completion of a legacy contract for the delivery of user terminals to a mobile satellite operator.

Cost of Services

For the three months ended September 30, 2007, cost of services increased by $12.0 million, or 15.0%, to $92.0 million from $80.0 million for the same period in 2006. Cost of services as a percentage of service revenues decreased to 66.9% for the three months ended September 30, 2007 from 71.4% for the same period in 2006. The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer/SMB business and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $5.2 million during the three months ended September 30, 2007 compared to the same period in 2006. In addition, our service operations costs increased by: (i) $2.8 million across our international service businesses in Europe, India, and Brazil as the number of sites in service grew and (ii) $3.6 million in engineering service costs to support development activities provided to HTI.

Cost of Hardware Products Sold

For the three months ended September 30, 2007, cost of hardware products sold increased by $6.6 million, or 8.9% to $80.8 million from $74.2 million for same period in 2006. Cost of hardware products sold as a percentage of hardware sales increased to 84.0% for the three months ended September 30, 2007 from 76.0% for the same period in 2006.

VSAT—For the three months ended September 30, 2007, VSAT costs of hardware products sold decreased by $0.7 million, or 1.2% to $59.2 million from $59.9 million for the same period in 2006. The decrease in costs of hardware products sold corresponded with the reduction in hardware revenue, and was partially offset by an increase in software amortization costs of $1.7 million and an increase of $2.1 million in depreciation and amortization resulting from a higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction.

Telecom Systems—For the three months ended September 30, 2007, Telecom Systems cost of hardware product sold increased by $7.3 million, or 51.0%, to $21.6 million from $14.3 million for the same period in 2006. The increase was primarily due to higher engineering and production costs of $7.1 million related to the contracts in Mobile Satellite Systems.

Selling, General and Administrative

For the three months ended September 30, 2007, selling, general and administrative expense increased by $3.1 million, or 10.2%, to $33.6 million from $30.5 million for the same period in 2006. Selling, general and administrative expense as a percentage of revenues decreased to 14.4% for the three months ended September 30, 2007 from 14.5% for the same period in 2006. Selling, general and administrative expenses increased primarily due to higher (i) advertising costs of $0.7 million in the Consumer/SMB business; (ii) facilities and administrative costs of $0.4 million; (iii) incentive and stock-compensation plan costs of $0.5 million; and (iv) costs of $0.5 million related to outside services studying consumer business and marketing plans. In addition, the increase was also attributable to a $1.0 million cost reduction related to the settlement of a purchase commitment for external software services included in 2006.

Research and Development

For the three months ended September 30, 2007, R&D expenses increased by $0.2 million, or 5.3%, to $4.0 million from $3.8 million for the same period in 2006. R&D expense as a percentage of revenues decreased to 1.7% for the three months ended September 30, 2007 from 1.8% for the same period in 2006. The increase in R&D expense was primarily due to higher development costs of $0.7 million in the VSAT segment, which was partially offset by a reduction in R&D expense of $0.5 million from our Terrestrial Microwave business.

Amortization of Intangibles

For the three months ended September 30, 2007, amortization of intangible assets increased by $0.4 million, or 36.4% to $1.5 million from $1.1 million for the same period in 2006. Amortization of intangible assets as a percentage of revenues also increased to 0.7% for the three months ended September 30, 2007 from 0.5% for the same period in 2006. The increase in amortization of intangible assets was primarily due to additional amortization resulted from higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction.

Operating Income

For the three months ended September 30, 2007, operating income increased by $1.7 million, or 8.5%, to $21.8 million from $20.1 million for the same period in 2006. Operating income improved as a result of an increase in revenues of $24.0 million for the three months ended September 30, 2007 compared to the same period in 2006, with gains primarily in the Consumer/SMB business and the Mobile Satellite Systems business. Operating revenues were offset by higher operating costs of $22.3 million for the three months ended September 30, 2007 compared to the same period in 2006, primarily attributable to increase in costs of sales to correspond with the increase in revenues.

Interest Expense

For the three months ended September 30, 2007, interest expense decreased by $0.4 million, or 3.6%, to $10.8 million from $11.2 million for the three months ended September 30, 2006. Interest expense primarily relates to the $450 million unsecured senior notes (“Senior Notes”), VSAT hardware financing and various borrowings by our foreign subsidiaries. The decrease in interest expense was primarily due to a higher amount of capitalized interest associated with the SPACEWAY program and lower lease interest expense associated with our North American Equipment and Services business during the three months ended September 30, 2007 compared to the same period in 2006. The decrease was partially offset by an increase in interest on the $115 million borrowed in February 2007 from a syndicate of banks (“Term Loan Facility”), and higher interest expense associated with borrowings by our international subsidiaries.

Interest and Other Income, Net

Interest and other income, net decreased by $2.3 million, or 51.1%, to $2.2 million for the three months ended September 30, 2007 from $4.5 million for the same period in 2006. Interest income decreased by $0.9 million for the three months ended September 30, 2007 compared to the same period in 2006. The decrease was caused by lower levels of invested cash balances due to costs incurred for the launch of our SPACEWAYTM 3 satellite in the third quarter of 2007. The decrease in interest income was partially offset by higher rates of return for the three months ended September 30, 2007 compared to the same period in 2006. Other income, net decreased by $1.4 million primarily due to a gain in connection with the settlement of a contract in India during the three months ended September 30, 2006 that was not present during the same period in 2007.

Income Tax Expense

For the three months ended September 30, 2007, income tax expense decreased by $0.3 million to $0.8 million from $1.1 million for the three months ended September 30, 2006, primarily attributable to a reduction of income taxes on the earnings of our foreign subsidiaries.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenues and operating costs and expenses as a percentage of total revenues for the nine months ended September 30, 2007 and 2006 are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2007		2006
	Amount	% of Revenues	Amount	% of Revenues
Revenues:
Services	$386,166	55.9%	$324,871	52.8%
Hardware sales	304,331	44.1%	290,039	47.2%
Total revenues	$690,497	100.0%	$614,910	100.0%
Operating costs and expenses:
Cost of services	$259,117	37.5%	$227,311	37.0%
Cost of hardware products sold	$253,320	36.7%	$237,193	38.6%
Selling, general and administrative	$106,103	15.4%	$96,254	15.7%
Research and development	$12,301	1.8%	$18,032	2.9%
Amortization of intangibles	$4,607	0.7%	$3,397	0.6%
Operating income	$55,049	8.0%	$32,723	5.3%
Income tax expense	$1,221	0.2%	$2,055	0.3%
Net income	$27,932	4.0%	$7,908	1.3%

Services Revenue

A substantial portion of our services revenue is generated by our VSAT business. For the nine months ended September 30, 2007, services revenue increased by $61.3 million, or 18.9%, to $386.2 million from $324.9 million for the same period in 2006. The growth in service revenues was attributable to a revenue increase of $34.8 million in the Consumer/SMB business, primarily as a result of increases in the subscriber base. At September 30, 2007, the total subscriber base increased by approximately 51,600 subscribers to approximately 364,700 subscribers from approximately 313,100 subscribers at September 30, 2006. For the nine months ended September 30, 2007, ARPU increased by 3.3% to $62 from $60 for the nine months ended September 30, 2006. In addition, services revenue from our International Network Equipment and Services business increased by $14.3 million, which resulted from higher revenues of: (i) $6.8 million from our Brazil operations as the number of sites in service increased to approximately 6,500 as of September 30, 2007 from approximately 3,600 as of September 30, 2006; (ii) $3.7 million from the enterprise segment in India; and (iii) $4.4 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006. Partially offsetting the increase in services revenue from our International Network Equipment and Services Business was a $0.5 million reduction in U.S. source services. Furthermore, our Telecom Systems business revenues increased by $14.7 million, primarily due to an increase in design and development engineering services provided to HTI. Offsetting the increase in services revenues was a decline of $2.5 million from our North American Network Equipment and Services business. The decrease was primarily due to a reduction in revenues of: (i) $1.4 million relating to termination of a large customer maintenance contract in the retail industry and (ii) $2.3 million associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV, terminated in the third quarter of 2006, which was in effect during the nine months ended September 30, 2006, but not during the nine months ended September 30, 2007. The decrease was offset by a $1.2 million increase in revenues from new government services contracts.

Hardware Sales

For the nine months ended September 30, 2007, hardware sales increased by $14.3 million, or 4.9% to $304.3 million from $290.0 million for the nine months ended September 30, 2006.

VSAT—For the nine months ended September 30, 2007, VSAT hardware sales decreased by $9.3 million, or 4.1% to $218.8 million from $228.1 million for the same period in 2006. Despite the growth in the Consumer/SMB subscriber base, hardware sales decreased by $6.5 million as a result of changes in pricing plans in response to competitive pressures. Also, contributing to the decrease was a reduction of $8.1 million in hardware sales from our International Network Equipment and Services business due to new order delays which resulted in a decrease in hardware shipments, from approximately 42,000 to approximately 35,000 units. Offsetting the decrease in hardware sales from our North American Equipment and Services business was an increase in hardware sales of $5.3 million related to the enterprise and government contracts.

Telecom Systems—For the nine months ended September 30, 2007, Telecom Systems hardware sales increased by $23.6 million, or 38.1%, to $85.6 million from $62.0 million for the same period in 2006. The increase was attributable to higher hardware sales of: (i) $17.6 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large Mobile Satellite operator in the United Arab Emirates; (ii) $12.0 million in connection with new contracts in the Mobile Satellite Systems business for the design, development and supply of satellite base stations; and (iii) $2.2 million in engineering activities related to a new contract with a mobile satellite operator for the design of a terrestrial baseband chipset.  Offsetting the increase in hardware sales was a reduction of: (i) $5.4 million in the Terrestrial Microwave business, primarily due to the completion of a development contract for a major telecommunications company, and (ii) $2.6 million due to the completion of terminal deliverables to a mobile satellite operator.

Cost of Services

For the nine months ended September 30, 2007, cost of services increased by $31.8 million, or 14.0%, to $259.1 million from $227.3 million for the same period in 2006. Cost of services as a percentage of service revenues decreased to 67.1% for the nine months ended September 30, 2007 from 70.0% for the same period in 2006. The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer/SMB business and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $19.2 million during the nine months ended September 30, 2007 compared to the same period in 2006. In addition, our costs of services increased by: (i) $3.7 million across our international service businesses in Europe, India, and Brazil due to an increase in the number of sites in service; (ii) $8.9 million in engineering service costs to support development activities provided to HTI; and (iii) $3.2 million in higher depreciation and amortization resulting from a higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction. Offsetting the increase in cost of services was a reduction of $3.4 million in costs associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV.

Cost of Hardware Products Sold

For the nine months ended September 30, 2007, cost of hardware products sold increased by $16.1 million, or 6.8%, to $253.3 million from $237.2 million for same period in 2006. Cost of hardware products sold as a percentage of hardware sales increased to 83.2% for the nine months ended September 30, 2007 from 81.8% for the same period in 2006.

VSAT—For the nine months ended September 30, 2007, VSAT costs of hardware products sold decreased by $7.7 million, or 3.9%, to $187.5 million from $195.2 million for the same period in 2006. The decrease was primarily due to a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market and a decrease in hardware revenue. Offsetting these decreases was a $7.5 million net increase in depreciation and amortization resulting from higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction.

Telecom Systems—For the nine months ended September 30, 2007, Telecom Systems cost of hardware product sold increased by $23.8 million, or 56.7% to $65.8 million from $42.0 million for the same period in 2006. The increase related to the corresponding increase in revenues during the period, primarily due to higher engineering and production costs of $26.0 million related to contracts in the Mobile Satellite Systems business. The increase in cost of hardware product sold was offset by a $2.2 million decline in our Terrestrial Microwave business, which primarily consisted of a one-time charge of $1.4 million in June 2006 related to the Company’s decision to shift its primary focus exclusively to the broadband market.

Selling, General, and Administrative

For the nine months ended September 30, 2007, selling, general, and administrative expenses increased by $9.8 million, or 10.2% to $106.1 million from $96.3 million for the same period in 2006. Selling, general and administrative expense as a percentage of revenues decreased to 15.4% for the nine months ended September 30, 2007 from 15.7% for the same period in 2006. Selling, general and administrative expenses increased primarily due to higher: (i) marketing costs of $2.3 million related to a new direct mail campaign and increased promotional activity in the Consumer/SMB business, along with $1.0 million of other costs, primarily collection fees and bank charges in the Consumer/SMB business; (ii) costs related to our international subsidiaries of $2.5 million, primarily net restructuring charges related to our Europe and China operations, and increased activity in India and Brazil; (iii) marketing costs of $0.6 million for government related contracts; (iv) administrative costs of $0.9 million, primarily related to a marketing study of the consumer market currently underway; and (v) marketing communications costs of $0.2 million. The increase in selling, general and administrative expense was partially offset by $0.9 million received in settlement of customer receivables previously written off. In addition, the increase was also attributable to a $2.9 million cost reduction related to the settlement of a purchase commitment for external software services in 2006.

Research and Development

For the nine months ended September 30, 2007, R&D expenses decreased by $5.7 million, or 31.7%, to $12.3 million from $18.0 million for the same period in 2006. R&D expense as a percentage of revenues also decreased to 1.8% for the nine months ended September 30, 2007 from 2.9% for the same period in 2006. The decrease in R&D expenses, primarily in the VSAT segment, was due to the assignment of engineers to non-R&D activities such as customer funded programs and to other software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

Amortization of Intangibles

For the nine months ended September 30, 2007, amortization of intangible assets increased by $1.2 million, or 35.3% to $4.6 million from $3.4 million for the same period in 2006. Amortization of intangible assets as a percentage of revenues also increased to 0.7% for the nine months ended September 30, 2007 from 0.6% for the same period in 2006. The increase in amortization of intangible assets was primarily due to additional amortization resulting from the higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction.

Operating Income

For the nine months ended September 30, 2007, operating income increased by $22.3 million, or 68.2% to $55.0 million from $32.7 million for the same period in 2006. Operating income improved as a result of an increase in revenues of $75.6 million for the nine months ended September 30, 2007 compared to the same period in 2006, with gains primarily in the Consumer/SMB business and the Mobile Satellite Systems business. The increase in revenues was offset by higher operating costs of $53.2 million for the nine months ended September 30, 2007 compared to the same period in 2006, primarily attributable to increase in costs of sales to correspond with increase in revenues.

Interest Expense

For the nine months ended September 30, 2007, interest expense increased by $3.2 million, or 10.4%, to $34.1 million from $30.9 million for same period in 2006. Interest expense primarily relates to the unsecured senior notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The increase in interest expense was primarily due to the incurrence of a full nine months of interest on incremental long-term debt in 2007 compared to the same period in 2006, the interest on the $115 million borrowed in February 2007 from a syndicate of banks (“Term Loan Facility”), and higher interest costs associated with our foreign subsidiaries. The increase in interest expense was partially offset by higher capitalized interest associated with the SPACEWAY program, a prepayment penalty associated with the April 2006 refinancing, and lower lease interest expense associated with our North American Equipment and Services business during the nine months ended September 30, 2007 compared to the same period in 2006.

Interest and Other Income, Net

For the nine months ended September 30, 2007, interest and other income, net decreased by $0.3 million, or 3.6%, to $8.0 million from $8.3 million for the same period in 2006. Interest income increased by $1.4 million primarily due to: (i) higher interest income earned on the investment of the net proceeds from the Senior Notes in excess of the amount used to refinance our $325 million of term indebtedness; (ii) the proceeds from the Term Loan Facility; (iii) an increase in the actual yields earned on the investment portfolio; and (iv) income from a note receivable from a customer. Offsetting the increase in interest income was a reduction in other income, net of $1.8 million that was primarily due to a gain in connection with the settlement of a contract in India during the nine months ended September 30, 2006 that was not present during the same period ended September 30, 2007.

Income Tax Expense

For the nine months ended September 30, 2007 and 2006, income tax expense decreased by $0.9 million, or 42.9%, to $1.2 million from $2.1 million for the same period in 2006, attributable primarily to our foreign subsidiaries.

Liquidity and Capital Resources

Net Cash Flows from Operating Activities

Net cash provided by operating activities decreased by $3.9 million, or 7.0%, to $51.5 million for the nine months ended September 30, 2007 from $55.4 million for the same period in 2006. The decrease in net cash provided by operating activities was partially caused by a $31.2 million decrease in operating assets and liabilities. Offsetting the decrease of net cash provided by operating activities was an increase of $20.0 million in net income for the nine months ended September 30, 2007 compared to the same period in 2006. In addition, the decrease in net cash provided by operating activities was partially offset by the increase of $6.0 million in depreciation and amortization expense to $35.4 million for the nine months ended September 30, 2007 from $29.4 million for the same period in 2006. The increase in depreciation and amortization resulted from a higher base of assets after recording the impact of the fair value adjustments completed in December 2006 in connection with the January 2006 Transaction.

Net Cash Flows from Investing Activities

Net cash used in investing activities increased by $36.7 million to $170.9 million for the nine months ended September 30, 2007 from $134.2 million for the same period in 2006. The increase in net cash used in investing activities is primarily due to increases in capital expenditures, as detailed in the table below, offset by an increase in net sales of marketable securities of $118.2 million.

Capital expenditures for the nine months ended September 30, 2007 and 2006 are shown as follow (in thousands):

	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)
Capital expenditures:
SPACEWAY program	$181,445	$32,137	$149,308
Other capital expenditures—VSAT	18,418	17,361	1,057
Capital expenditures—other	11,404	4,338	7,066
Capitalized software	10,693	12,961	(2,268)
Total capital expenditures	$221,960	$66,797	$155,163

Net Cash Flows from Financing Activities

Net cash provided by financing activities increased by $7.0 million to $94.4 million for the nine months ended September 30, 2007 from $87.4 million for the same period in 2006. The increase was primarily the result of the net decrease in debt activity of $2.2 million, offset by an increase of $9.2 million in debt issuance costs.

Future Liquidity Requirements

As of September 30, 2007, the Company had short-term and long-term borrowings outstanding of approximately $593.6 million and, as a result, the Company is significantly leveraged. We expect that our principal future liquidity requirements will be for working capital, debt service, costs to complete and launch the SPACEWAYTM 3 satellite and, to a lesser extent, other capital expenditures such as VSAT operating lease hardware and other VSAT capital expenditures. In April 2006, we issued $450 million of Senior Notes in a private placement, and in November 2006, we completed a registered exchange offer for the Senior Notes. The Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our $50 million Revolving Credit Facility.

In connection with the offering of the Senior Notes, we amended the Revolving Credit Facility pursuant to an amendment and restatement of the credit agreement governing the Revolving Credit Facility. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credit totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of September 30, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM, and $12.4 million remained outstanding on letters of credit issued under the BOA Revolving Credit Facility. As of September 30, 2007, there were no borrowings outstanding under the BOA Revolving Credit Facility. The total amount available for borrowing or issuance of additional letters of credit under the BOA Revolving Credit Facility was $37.5 million at September 30, 2007.

In February 2007, the Company borrowed $115 million Term Loan Facility from a syndicate of banks pursuant to a senior unsecured credit agreement. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing Senior Notes and our Revolving Credit Facility. HNS Finance Corp., our wholly-owned subsidiary and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. Interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, and the interest rate is at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The remaining net proceeds from the Term Loan Facility will be used to partially fund the purchase and/or construction of a satellite and/or for general corporate purposes.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9 to the condensed consolidated financial statements included in Part I-Item 1 of this report. Interest is paid quarterly, starting on May 29, 2007, based on the Swap Agreement of the Term Loan Facility. Accrued interest of $0.8 million on the Term Loan Facility was included in accrued liabilities at September 30, 2007 and is estimated to be approximately $0.8 million for the year ended December 31, 2007. The Company expects to recognize interest of $8.8 million for each of the years ended December 31, 2008 through 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require the Company to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended revolving credit agreement is in effect; and (iii) in the case of the Term Loan Facility, for as long as the Term Loan Facility remains outstanding. Negative covenants under these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and the agreement governing the Term Loan Facility contains affirmative covenants such as preserving our businesses and properties; maintaining insurance over our assets; paying and discharging all material taxes when due; furnishing the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year; certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; litigation and other notices; compliance with laws; maintenance of records; and other such customary covenants. The Company was in compliance with all of its debt covenants at September 30, 2007.

Our Indian subsidiary, HCIL, has various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at September 30, 2007 and December 31, 2006 were $4.8 million and $4.6 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third-party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. As of September 30, 2007, $23.8 million remained outstanding with respect to such VSAT leases. For new leases beginning in the fourth quarter of 2005, VSAT hardware arrangements do not include a financial obligation for the Company and do not result in a liability.

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

On August 8, 2007, HCI filed a shelf registration statement on Form S-3 to register shares of its common stock, preferred stock, warrants, and debt securities and non-convertible debt securities of the Company and HNS Finance Corp., as co-issuers. In connection with the debt securities, HCI will, and one or more of its other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of the obligations of the Company and HNS Finance Corp. We may not sell the securities registered pursuant to the registration statement until the SEC declares the registration statement effective. When there is an offer to sell the securities, we will provide the specific terms of the securities. Any proceeds received from the sale of our securities offered pursuant to the registration statement will be used for working capital, acquisitions, capital expenditures, and other general corporate purposes.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2006, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

As discussed in the notes to the condensed consolidated financial statements included in Part I-Item 1 to this report, the Company borrowed $115 million in February 2007 pursuant to the Term Loan Facility, which matures April 15, 2014, and entered into a Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the LIBOR based interest of the Term Loan Facility for a fixed rate of 5.12% per annum. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly and is estimated to be approximately $6.7 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

On August 14, 2007, the Company successfully launched its SPACEWAYTM 3 satellite.  The total estimated cost of completing the satellite construction, launch and other miscellaneous costs as of September 30, 2007 are approximately $16.7 million, see detail described in Note 16 to the condensed consolidated financial statements included in Part I-Item 1 of this report.

Commitments and Contingencies

Litigation is subject to uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims, and proceedings, including disputes with customers, are pending against us arising in the ordinary course of business. The Company has a policy of establishing loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or sanctions, that if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2007.

On June 28, 2007, the Company initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch the Company's SPACEWAYTM 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, the Company made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, the Company sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Company's payments and alleged that the Company breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. The Company's arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. The Company believes that Sea Launch's purported justifications for refusing to refund the Company's $44.4 million are without merit and that the Company is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, the Company intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund the Company's payments. The Company has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a deposit included in other assets, in June 2007, in anticipation of the refund from Sea Launch.

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business. Our management is not aware of any claims or adverse developments with respect to such matters which will have a material adverse effect on our financial position, results of operations, cash flows or ability to conduct our business.

As described above in “Future Liquidity Requirements,” in February 2007, the Company entered into a Term Loan Facility, which is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly, starting on May 9, 2007 and is estimated to be approximately $6.7 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014.

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

As of September 30, 2007, we had $26.5 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $12.5 million, of which $0.8 million was issued to secure a bond to the Federal Communications Commission, were issued under the Revolving Credit Facility; $4.3 million were secured by restricted cash; and $9.7 million were secured by letters of credit issued under credit arrangements available to our Indian subsidiaries, certain of which are secured by those entities' assets.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, it may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2007, one of our Indian subsidiaries had $4.0 million of foreign exchange contracts remaining to be utilized to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at September 30, 2007. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $5.6 million as of September 30, 2007.

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

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the Term Loan Facility, which closed in February 2007.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly and is estimated to be approximately $6.7 million for the year ended December 31, 2007 and $8.8 million for each of the years ended December 31, 2008 through 2014. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9 to the unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost increases in the last twelve to eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through September 30, 2007. However, if the Company is unable to mitigate future increases, increases in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

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

There have been no changes in the Company’s internal control over financial reporting for the three and nine months ended September 30, 2007 that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.          Legal Proceedings

On June 28, 2007, the Company initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement ("LSA"). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch the Company's SPACEWAY 3TM satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, the Company made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, the Company sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Company's payments and alleged that the Company breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an "excusable delay" under the LSA. The Company's arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. The Company believes that Sea Launch's purported justifications for refusing to refund the Company's $44.4 million are without merit and that the Company is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, the Company intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch's wrongful refusal to refund the Company's payments. The Company has reduced its investment in SPACEWAY construction in progress by $44.4 million and recorded a deposit included in other assets, in June 2007, in anticipation of the refund from Sea Launch.

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

Date: November 7, 2007	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)