Form 10-K
period 2007-12-31
Hughes Network Systems, LLC
filed 2008-03-10
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

(301) 428-5500

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

N/A	N/A
(Title of Each Class)	(Name Of Each Exchange On Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the registrant’s membership interests outstanding as of March 4, 2008 was as follows:

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including under the heading “Item 1A. Risk Factors.”

Item 1.	Business

Unless otherwise indicated or the context requires otherwise, the terms “HNS,” the “Company,” “we,” “us” and “our” refer to Hughes Network Systems, LLC and its subsidiaries.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, is a telecommunications company formed on November 12, 2004. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet access provider to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

Since our deployment of the first Ku band very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercialized digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. We started in this business as an equipment and system supplier. During 1988, we became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, we leveraged our experience with our enterprise customers to expand our business into other growing market areas such as providing broadband Internet access to the Consumer market. In parallel with the growth of the services business, we have strategically used our technology base and expertise in satellite communication to develop a Telecom Systems segment, which consists of our Mobile Satellite Systems group and our Terrestrial Microwave group. The Telecom Systems segment has low fixed-cost operations that do not require substantial operating cash or further investments. Our most notable success in the Telecom Systems segment has been in the Mobile Satellite Systems group, where we provide turnkey satellite ground systems and user terminal equipment to mobile system operators such as Thuraya, Inmarsat, Mobile Satellite Ventures LP (“MSV”), ICO, TerreStar Networks, Inc. (“TerreStar Networks”) and Hughes Telematics, Inc. (“HTI”), a related party.

We recently launched our SPACEWAY™ 3 satellite (“SPACEWAY 3”) to fuel the growth of our Consumer and enterprise groups. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We believe that SPACEWAY 3 will allow us to offer our North American enterprise and Consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and significantly improve our margins. However, we will incur start-up costs associated with the operation of SPACEWAY 3 until we acquire a sufficient number of customers. In addition, we anticipate that SPACEWAY 3 will enable us to expand our business by increasing our addressable market in all of our North American markets.

Significant Transactions

On April 22, 2005, we consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to us substantially all of the assets and certain liabilities of its VSAT, mobile satellite and terrestrial microwave businesses along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system that was under development, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. In return, we paid DTV Networks approximately

$200.7 million, including certain adjustments related to the value of our working capital (as defined in the December 2004 Agreement).

To finance, among other things, the initial $190.7 million payment made to DTV Networks, on April 22, 2005, we issued $325.0 million of term indebtedness and obtained a secured $50.0 million revolving credit facility. Immediately following the payment, SkyTerra acquired 50% of our Class A membership interests from DTV Networks for $50.0 million in cash and 300,000 shares of SkyTerra’s common stock. The events of April 22, 2005 are collectively referred to herein as the “April 2005 Transaction.”

On November 10, 2005, HCI, then a wholly-owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of our Class A membership interests for $100.0 million in cash. The closing of this transaction occurred on January 1, 2006 (the “January 2006 Transaction”). On December 31, 2005, SkyTerra contributed to HCI SkyTerra’s ownership of our 50% Class A membership interests, and we became a wholly-owned subsidiary of HCI.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from a third party fixed satellite service provider. VSAT networks can operate as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks (“IP VPN”), video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in four business segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 16 to the Company’s audited financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate segment, each of which is discussed in further detail below:

	North America VSAT Segment		International VSAT Segment	Telecom Systems Segment
	Consumer	Network Equipment and Services	Network Equipment and Services	Mobile Satellite Systems	Terrestrial Microwave

Customer Base	• Subscription services	• Enterprises, government and local government agencies in North America	• Enterprises, Telecom carriers and government agencies located outside of North America	• Mobile satellite-based voice and data service operators	• Cellular mobile operators and local exchange carriers
• Telematics service providers
2007 Revenues (in million)	• $331.1	• $284.6	• $214.8	• $126.3	• $13.2

Products/Service Application(s)	• Internet access	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/terminals	• Microwave-based networking equipment
	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access	• Telematics development & equipment	• Wireless backhaul for cellular service providers
	• IP VPN	• IP VPN	• IP VPN
		• Multicast file delivery/video streaming	• Multicast file delivery/video streaming
		• Customized business solutions	• Customized business solutions
		• Turnkey managed network services	• Turnkey managed network services
		- Program and Installation Management	- Program and Installation Management
		- Maintenance	- Maintenance
		- Customer care	- Customer care
		• Inventory management	• Inventory management
		• Content distribution	• Content distribution
		• Online Learning	• Online Learning
• Vo IP

Representative Customers

•   Wal-Mart Stores, Inc., ExxonMobil Corporation, Blockbuster Entertainment Inc., GTECH Corporation, Lowe’s, Wendy’s International, BP, Wyndham Worldwide Corporation, Chevron Corporation, Shell, Walgreens Co., Rite Aid.

•   Volkswagen AG, Tesco, Telefonos de Mexico, VISA International Service Association, Hindustan Unilever Ltd., Telkom South Africa, Ericsson/Telstra Australia, the Ministry of Foreign Affairs of Saudi Arabia

				• Thuraya Satellite Telecommunications Company, Inmarsat Ltd., Mobile Satellite Ventures LP, ICO, TerreStar Networks, Hughes Telematics, Inc.	• Nokia Siemens Networks, Vodafone Italy/ Portugal, Wind Italy, PTC Poland T-Mobile Czech, Crowley Data Poland, XO Nextlink USA, FarEasTone Taiwan, Vodacom South Africa

North America VSAT Segment

Business Overview

Consumer Group

Our Consumer group was launched in 2001. Utilizing our VSAT data networking capabilities, we have developed a consumer service that reaches all 50 states, Puerto Rico and parts of Canada. With the advent of competing low-cost cable modem and Digital Subscriber Line (“DSL”) services, we have focused our marketing and sales efforts on the underserved markets that would be less likely to receive terrestrial broadband service. These markets include rural and suburban areas. We deliver broadband internet service with an accompanying set of internet service provider (“ISP”) services such as e-mail and web hosting and offer various service plans to appeal to particular market segments.

The user terminal for our Consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. The network operations center also provides advanced engineering support to our customer call centers.

Our service package consists of a hardware purchase, as well as a non-cancelable long-term service plan with a monthly service fee that varies depending on the level of service selected and includes the following:

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

Network Equipment and Services Group

A VSAT system uses satellite data communication technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Network Equipment and Services group offers complete turnkey solutions to enterprises, including program management, installation, training and support services. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

We maintain our market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancelable contracts with an average duration of two to five years. These contracts typically include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across our network that are tailored specifically to their needs. In some markets, most notably in North America, we deliver services using not only satellite transport platforms, but also using terrestrial transport platforms such as DSL and frame relay.

Our networking capabilities have attracted a strong franchisee customer base that includes large national chains. We provide these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

In addition, we successfully launched our SPACEWAY 3 satellite in August 2007. SPACEWAY 3 represents a next generation broadband satellite system, with a unique architecture for broadband data communications. SPACEWAY 3 is presently undergoing system testing with the associated ground network. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. Designed for operational flexibility, the system will greatly enhance data communication and efficiencies for enterprise and consumer customers with the following capabilities:

•	An on-board fast packet switch and processor which enables direct user-to-user communication at broadband speeds;

•	A technologically advanced antenna providing significant frequency re-use with up to 112 uplink spot beams and 784 downlink spot beams;

•	An IP based architecture giving it the capability to integrate seamlessly with terrestrial networks;

•	Up to 10 gigabits per second of gross transmission capacity reducing data transport costs relative to today’s systems; and

•	Operation in the Ka-band, a relatively new band open to satellites, is particularly suited for spot beam, frequency reutilization;

We believe that SPACEWAY 3 will allow us to offer our North American enterprise and Consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3 and significantly improve our margins. However, we will incur start-up costs associated with the operation of SPACEWAY 3 until we acquire a sufficient number of customers.

Our approach to the market for SPACEWAY 3 services can be characterized as follows:

•

Significant Expansion in Business from Small and Medium Business (“SMB”) Customers—SPACEWAY 3 will deliver a range of cost effective and high quality services, from Internet access to small private networks for these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base—Once service on SPACEWAY 3 has begun, we anticipate that most new consumer customers will operate over the SPACEWAY network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY will support higher data rates and offer direct user-to-user network connectivity, we will have the opportunity to offer faster speeds and specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ needs. For our Equipment and Services group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct marketing, in order to maximize our potential customer base. For our Consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy,

Circuit City and Walmart. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our Consumer service offerings are also resold through wholesale relationships with third parties such as EarthLink. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

We provide our customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. We also provide our customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. Our maintenance support services are provided by a third party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that we establish. Additionally, our help desk and network operations center provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that we establish. Our call center operations currently utilize both in-house and outsourced support.

We have engaged several companies to provide call center support for our customers. Such companies are organized to handle calls from our retail customers regarding service, billing and installation support, and they provide deep support to our wholesale customers. These centers are supervised by our customer service organization, and they process most customer calls. We have a staff of technical support personnel that assist these centers with difficult or unusual problems.

International VSAT Segment

Network Equipment and Services Group

Business Overview

We provide satellite communication networks and services to customers worldwide. Our products and services are particularly well-suited to many of our international markets because of the geographic dispersion of our customers as well as the lack of local infrastructure. We have also shifted our international focus from providing only hardware to also providing shared-hub services, modeled in part on our North American enterprise business. Shared-hub services are now available both via our own hubs covering Europe, Brazil, Northern Africa, India and the Middle East and through third party and joint venture operations.

We divide our international operations into three separate regions—Europe; South America and the Caribbean; and Africa, Asia and the Middle East. We lease transponder capacity on satellites from multiple providers for our Network Equipment and Services customers. We also maintain three hub facilities, located in Griesheim, Germany, New Delhi, India and Sao Paulo, Brazil that provide ground support to our international enterprise customers.

Our international customers span a wide variety of industries and include state-owned operators as well as private businesses. Our service and product offerings in our International Network Equipment and Services group are substantially similar to those in our North American Network Equipment and Services group. In addition, we have been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

Sales, Marketing and Distribution

Our equipment sales and marketing activities are performed directly through our sales offices in the United States and other parts of the world. We currently have sales offices in Germantown, Maryland; Miami, Florida; Milton Keynes, United Kingdom; Griesheim, Germany; Rome, Italy; Sao Paulo, Brazil; Mexico City, Mexico; New Delhi, Mumbai and Bangalore in India; Dubai, United Arab Emirates; Moscow, Russia; and Jakarta, Indonesia. In addition, depending on the need, we appoint sales representatives in various countries who are compensated on a commission basis. In other areas, notably Africa, the Middle East, China, Japan, the Russian Federation, Australia, Indonesia and Malaysia, we provide our infrastructure equipment to independent service providers that in turn provide the satellite communications services to enterprise customers using our equipment. We also pursue dedicated systems sales using a combination of our own sales staff and our sales representative channels.

We have established subsidiaries in Europe, India and Brazil that provide end-to-end communication services to their customers in their regions. These subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff. Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian and Brazilian operations provide VSAT installation services for our customers through a network of third party installers, similar to our North American installation operations. In certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide for their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland or India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to their end-users. Our customer assistance center maintenance offerings include a customer assistance center that is operated 24 hours per day, 365 days per year, and that is available to our customers worldwide, as well as assistance through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. We consider our Mobile Satellite Systems and Terrestrial Microwave groups to be strategic markets that have significant advantages. None of these groups require substantial operating cash or working capital and both are low fixed-cost operations.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Thuraya, MSV, Inmarsat, ICO, TerreStar Networks and HTI. As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with MSV, TerreStar Networks and ICO for development of satellite base stations. In addition, we are under contract with ICO for development of a vehicular terminal that offers entertainment and emergency communication services and under contract with TerreStar Networks for development of a satellite chipset and platform development to enable handheld terminals. We believe that the Ancillary Terrestrial Component (“ATC”) operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

We have also expanded our reach into the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment. As part of our telematics business, we have entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we will serve as the exclusive supplier of TCU’s for some of HTI’s customers.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Terrestrial Microwave Group

We have developed a family of broadband products for point-to-multipoint (“PMP”) microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services quickly, cost-effectively and competitively. Our broadband PMP microwave systems have gained a reputation for technical excellence and have been deployed in North America, Latin America, Europe and Asia by well known operators.

Our current contracts require us to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or our distributors. Typically, contracts range from one to five years for the supply of equipment with corresponding periods for maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave group; however, we will continue to assess customer opportunities on a project-by-project basis.

Corporate Segment

The Corporate segment consists of our corporate offices and assets not specifically related to another business segment.

Our Strengths

Our strengths include the following:

Leading Satellite Internet Access Provider to Underserved Rural Consumer Markets in North America—We focus our marketing and sales efforts on underserved markets that are less likely to receive terrestrial broadband service. We believe that the existing or contemplated terrestrial broadband solutions are not likely to provide access to these customers and SMBs in the foreseeable future given the high costs associated with developing a terrestrial network and the lack of population density in some of these markets. Since we are one of the few satellite broadband service providers to this market, it represents a significant growth opportunity for us.

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 1.5 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our Network Equipment and Services customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP and Chevron Corporation) and retailers (Wal-Mart Stores, Inc., Lowe’s Companies, Inc. and Sears). Service contracts with these enterprises generally range from two to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

SPACEWAY 3 Provides Significant Additional Capacity and Operating Leverage—Our recently launched SPACEWAY 3 satellite is one of the most technologically advanced satellite broadband services platforms in our industry, optimized for data and designed to provide 10 gigabits per second of capacity and subscriber speeds comparable to DSL. SPACEWAY 3 will enable us to more effectively offer bandwidth on demand through its dynamic capacity allocation and on board routing capabilities. In addition, SPACEWAY 3 will provide us with significant cost savings by decreasing transponder leasing expenses. SPACEWAY 3 is currently in testing and is expected to be placed in service in the first quarter of 2008.

Market Leader in Technology and Innovation—We have been a leader in pioneering major advances in satellite data communication technology since we developed the first Ku band VSAT network more than 20 years ago. Through our focused research and development efforts, we have developed industry-leading hardware and software technology that has proven critical to the development of VSAT industry standards. We have designed a common platform for all of our existing VSAT products which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. The common platform also allows us to develop solutions for new and different end markets.

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2007, we derived approximately 55% of our global revenues from providing services and 45% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International VSAT segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 29 years. HCI is majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality service with stable enterprise market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America VSAT segment and our three service companies in the International VSAT segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with our mobile satellite and telematics projects; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through utilizing SPACEWAY 3 which will also allow us to address a larger enterprise market.

Consistent with this strategy to grow the Company and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

Competition

The network communications industry is highly competitive. As a provider of data network products and services in the United States and internationally, we compete with a large number of telecommunications service providers. This increasingly competitive environment has put pressure on prices and margins. To compete effectively, we emphasize our network quality, our customization capability, our offering of networks as a turnkey managed service rather than as an equipment sale, our position as a single point of contact for products and services and our competitive prices.

We have encountered competition in our Network Equipment and Services businesses from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers.

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

Our principal competitors in the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), ViaSat, Inc. (“ViaSat”) and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of VSAT products and services, Viasat and iDirect only offer VSAT products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast-Return Channel by Satellite (“DVB-RCS”), which also is recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition for our Consumer markets primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite Internet access that compete with us in North America.

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that we provide. As a provider of communications services in the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (“FCC”). We are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, our business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs. In addition, we are subject to regulation by the national communications regulatory authorities of other countries in which we, and under certain circumstances our resellers and distributors, provide service.

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

The FCC also requires broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

FCC Licensing of SPACEWAY 3

We currently hold a license issued by the FCC to operate SPACEWAY 3 at 95° West Longitude. We also hold authorizations through the Office of Communications in the United Kingdom to operate satellites at certain locations on the geostationary arc, which we may use for SPACEWAY 3 or any future satellite we acquire.

Our spacecraft operations are subject to the licensing jurisdiction of, and conditions imposed by, the FCC and any other government whose ITU filing we use to operate the satellite. Such conditions may include, for example, that we implement the satellite system in a manner consistent with certain milestones (such as for the satellite design and construction, ground segment procurement, and launch and implementation of service), that the satellite control center be located in national territory, that a license be obtained prior to launching or operating the satellite or that a license be obtained before interconnecting with the local switched telephone network.

ITU Frequency Registration

The orbital location and frequencies planned for SPACEWAY 3 and any additional satellites we acquire in the future are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings to the ITU for SPACEWAY 3 and other potential satellites, and the coordination process for these filings is substantially complete.

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

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act (“FCPA”), that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in January 2005 regarding alleged violations of ITAR relating to exports by us of VSAT technology, primarily to China. As part of the Consent Agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we were required to enhance our export compliance program to avoid future infractions.

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

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold United States patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. By federal statute, the duration of each of our patents is 20 years from the earliest filing date. In connection with the April 2005 Transaction, DIRECTV assigned to us a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also had licensed to us, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, we have granted licenses to use our trademarks and service-marks to resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

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

Research and Development, Engineering and Manufacturing

We have a skilled and multidisciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to us and our predecessors, and the adoption of our techniques in numerous communication standards in both satellite and terrestrial systems. Of these 500 patents, we currently own over 225 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV.

With respect to hardware development, our skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and cellular hand sets.

As a complement to our hardware development, we have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our VSAT product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

Our products are designed, manufactured and tested primarily at our facilities in Maryland; however, we outsource a significant portion of the manufacturing of our products to third parties. Our manufacturing facilities, together with our third party arrangements, have sufficient capacity to handle current demand. We continuously adjust our capacity based on our production requirements. We also work with third party vendors for the development and manufacture of components that are integrated into our products. We have implemented a multifaceted strategy focused on meeting customer demand for our products and reducing production costs. Our operations group, together with our research and development group, work with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Subsidiaries

We own a number of subsidiaries and have entered into certain joint ventures that provide marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

Environmental

We are subject to various federal, state and local laws relating to the protection of the environment, most significantly the Resource Conservation and Recovery Act (“RCRA”) and the Emergency Planning and Community Right-to-Know Act (“EPCRA”). Our Safety, Health and Environmental Affairs department manages our compliance with all applicable federal and state environmental laws and regulations.

Under the RCRA, the Company is considered a small quantity generator. As such, we perform weekly inspections of any waste storage areas to ensure that their integrity has not been breached and to ensure that the waste receptacles are intact. We also label all hazardous waste containers with appropriate signage identifying both the contents and the date the waste was generated, and we use a third party waste hauler to transport and dispose of such waste. Hazardous and other waste is manifested and shipped in accordance with Environmental Protection Agency, Department of Transportation and relevant state regulations.

As required by the EPCRA, we file periodic reports with regulators covering four areas: Emergency Planning, Emergency Release, Hazardous Chemical Storage and Toxic Chemical Release. We maintain small quantities of hazardous materials on our premises and, therefore, have relatively modest reporting requirements under the EPCRA.

Our environmental compliance costs to date have not been material, and we currently have no reason to believe that such costs will become material in the foreseeable future.

Employees and Labor Relations

As of December 31, 2007, we had 1,865 employees. Other than 50 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. We require all employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding the Company, Hughes Communications, Inc. and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K and quarterly reports on Form 10-Q, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect the financial condition and results of operations of our business.

Risks Related to the Nature and Operation of Our Business

The network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Network Equipment and Services businesses.

We operate in a highly competitive network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our Network Equipment and Services businesses face competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks (“IP VPNs”), which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. In addition, government agencies are increasingly considering and implementing subsidies for deployment of broadband access in underserved areas. Depending on how the particular programs are structured, these subsidies may favor, or in some cases be limited to, terrestrial-based services. To increase our competitiveness, in some cases, we pair our satellite offerings with terrestrial solutions, which may result in lower margins. We rely on third parties to implement the terrestrial component of these paired satellite/terrestrial solutions which means that we cannot control the implementation and rollout of these paired satellite/terrestrial solutions to the same degree as our satellite only solutions. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting the SMB markets and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for VSAT services and regulation and inequitable access remain barriers to new business.

The Consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer group.

We face competition for our Consumer satellite internet subscribers primarily from satellite, DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. We have experienced and may continue to experience, increased competition with the entrance of these new competitors into our market and the increasing build-out and lowering cost of DSL and cable internet access in North America. In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

We also may face competition from our former parent, The DIRECTV Group, Inc. (“DIRECTV”). For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.”

If we are unable to develop, introduce and market new products, applications and services on a cost effective and timely basis, or if we are unable to sell our new products and services to existing and new customers, our business could be adversely affected.

The network communications market is characterized by rapid technological changes, frequent new product introductions and evolving industry standards. If we fail to develop new technology or keep pace with significant industry technological changes, our existing products and technology could be rendered obsolete. Even if we keep up with technological innovation, we may not meet the demands of the network communications market. For example, our large enterprise customers may only choose to renew services with us at substantially lower prices or for a decreased level of service. Many of our large enterprise customers have existing networks available to them and may opt to find alternatives to our VSAT services or may renew with us solely as a backup network. If we are unable to respond to technological advances on a cost effective and timely basis, or if our products or applications are not accepted by the market, then our business, financial condition and results of operations would be adversely affected.

Economic factors may result in reduced demand and pricing pressure on our products and services.

The telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. An overall trend toward industry consolidation and rationalization among our customers, competitors and suppliers can affect our business. Any future weakness in the economy or the telecommunications industry would affect us through reduced demand for, and pricing pressure on, our products and services, leading to a reduction in revenues and a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our SPACEWAY 3 satellite.

In addition to the competitive risks for the satellite network services mentioned above, if we are unable to successfully implement our SPACEWAY 3 satellite as a result of any of the following risks, we will be unable to realize the anticipated benefits from our SPACEWAY 3 satellite, and our business and financial condition and results of operations could be adversely affected:

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from the SPACEWAY 3 satellite. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of the SPACEWAY 3 satellite. In addition, we will incur start-up losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

Regulatory license risk—The SPACEWAY 3 satellite is primarily intended to provide services to North America. The SPACEWAY 3 spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose ITU filing we may use to operate SPACEWAY 3 in the future. If we are unable to obtain landing rights in any of the countries in which we intend to provide service, we would then be unable to operate in that country and would fail to receive the corresponding revenue.

•

In-orbit risks—The SPACEWAY 3 satellite is subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to the SPACEWAY 3 satellite. To the extent there is an anomaly or other in-orbit failure with respect to the SPACEWAY 3 satellite, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Novel design—The SPACEWAY 3 satellite employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For our current customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning in the first quarter of 2008, we will also provide satellite transponder capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting our SPACEWAY 3 satellite, see “—We face risks associated with our SPACEWAY 3 satellite.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. See “—The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.” In the event of a satellite failure, our services may be unavailable for several days to several weeks while backup in-orbit satellites are repositioned and services are moved or while we reposition our customers’ antennas to alternative satellites. From time-to-time we experience brief outages as a result of short-lived anomalies on the satellites we use. In such cases, service is generally restored on the affected satellite on the same day. In most instances, any relocation to an alternative satellite will require prior regulatory approval, which may not be obtained, or obtained in a timely manner. In addition, the entities from which we lease transponder capacity could be severely affected by anomalies affecting their satellites, which could result in disruption to the services they provide to us. An increased frequency of anomalies could impact market acceptance of our services.

Any failure on our part to perform our VSAT service contracts or provide satellite broadband access as a result of satellite failures could result in: (i) a loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of our long-term contracts; (iii) inability to continue with our subscription-based customers; (iv) incurring additional expenses to reposition customer antennas to alternative satellites; and (v) damaging our reputation, which could negatively affect our ability to retain existing customers or to gain new business. The cancellation of long-term contracts due to service disruptions is an exception to the generally non-cancelable nature of our contracts, and such cancellation would reduce our revenue backlog described in this report. See “—The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.”

Our networks and those of our third party service providers may be vulnerable to security risks.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could have a material adverse effect on our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry-standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower network operations center availability and have a material adverse effect on our business, financial condition and results of operations.

DIRECTV may compete with us in certain sectors and subject to certain conditions.

While we have entered into a non-competition agreement with DIRECTV in connection with our separation from DIRECTV in 2005, DIRECTV has retained the right to compete with us in selling data services to consumers at all times and may compete with us in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using its two SPACEWAY satellites for data service offerings that would directly compete with us, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with our business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with us after the non-competition agreement expires on April 22, 2010.

We may not be able to sustain the earnings growth that we have experienced in recent years.

For the years ended December 31, 2007, 2006 and 2005, we generated net income of $49.8 million, $19.1 million and $24.0 million, respectively. Although our profitability has grown in recent years, we may be unable to sustain such growth rates in light of changing market or economic conditions or as a result of increases in depreciation and other costs resulting from placing the SPACEWAY 3 satellite into service. In addition, any inability on our part to control costs could adversely affect our business, financial condition and results of operations.

We are dependent upon suppliers of components, manufacturing outsourcing, installation and customer service and our results of operations may be materially affected if any of these third party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 18 months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these raw material cost increases, such increases could have an adverse impact on our product costs.

•

Manufacturing outsourcing—While we develop and manufacture prototypes for our products, we use contract manufacturers to produce a significant portion of our hardware. If these contract manufacturers fail to provide products that meet our specifications in a timely manner, then our customer relationships may be harmed.

•

Installation and customer support service—Each of our North American and international operations utilize a network of third party installers to deploy our hardware. In addition, a portion of our customer support and management is provided by offshore call centers. Since we provide customized services for our customers that are essential to their operations, a decline in levels of service or attention to the needs of our customers or the occurrence of negligent and careless acts could adversely affect our reputation, renewal rates and ability to win new business.

The failure to adequately anticipate the need for transponder capacity or the inability to obtain transponder capacity could harm our results of operations.

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ka-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY is unable to satisfy the associated demand.

If our products contain defects, we could be subject to significant costs to correct such defects and our product and network service contracts could be delayed or cancelled, which could expose us to significant liability and adversely affect our revenues.

The products and the networks we deploy are highly complex, and some may contain defects when first introduced or when new versions or enhancements are released, despite extensive testing and our quality control procedures. In addition, many of our products and network services are designed to interface with our customers’ existing networks, each of which has different specifications and utilize multiple protocol standards. Our products and services must interoperate with the other products and services within our customers’ networks, as well as with future products and services that might be added to these networks, to meet our customers’ requirements. Further, in the consumer market, our products are usually installed in residential and other locations where there might be a higher likelihood of product liability claims relating to improper or unsafe products or installations. The occurrence of any defects, errors or failures in our products or network services could result in: (i) additional costs to correct such defects; (ii) cancellation of orders; (iii) a reduction in revenue backlog; (iv) product returns or recalls; (v) diversion of our resources; (vi) legal actions by our customers or our customers’ end users, including for damages caused by a defective product; and (vii) the issuance of credits to customers and other losses to us, our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and services and loss of sales, which would harm our reputation and our business and adversely affect our revenues and profitability. In addition, our insurance would not cover the cost of correcting significant errors, defects, or security problems.

Our failure to develop, obtain or protect our intellectual property rights could adversely affect our future performance and growth.

Our success depends on our ability to develop and protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect certain aspects of our business. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. As such, our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third party copying or use, which could negatively affect our competitive position. We may fail to recognize opportunities to provide, maintain or enforce intellectual property protection for our business.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. In addition, it may be possible for third parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

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

We have received, and may in the future receive, communications from third parties claiming that we or our products infringe upon the intellectual property rights of third parties. We have also been named in the past, and may be named in the future as a defendant in lawsuits claiming that our services or products infringe upon the intellectual property rights of third parties. Litigation may be necessary to determine the validity and scope of third party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or products infringe on valid and enforceable intellectual property owned by others, we may be liable for money damages and may be required to cease developing or marketing those services and products, unless we obtain licenses from the owners of the intellectual property or redesign those services and products in such a way as to avoid infringing on those intellectual property rights. If a third party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third party intellectual property rights with respect to services and products we provide. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

In addition, our patents, trademarks and other proprietary rights may be subject to various attacks claiming they are invalid or unenforceable. These attacks might invalidate, render unenforceable or otherwise limit the scope of the protection that our patents, trademarks and other rights afford us. If we lose the use of a product name or brand name, our efforts spent on building that brand may be lost, and we will have to rebuild a brand for that product, which we may or may not be able to do, and which would cause us to incur new costs in connection with building such brand name. If we are involved in a patent infringement suit, even if we prevail, there is no assurance that third parties will not be able to design around our patents, which could harm our competitive position.

If we are unable to license technology from third parties on satisfactory terms, our developmental costs could increase and we may not be able to deploy our services and products in a timely manner.

We depend, in part, on technology that we license from third parties on a non-exclusive basis and integrate into our products and service offerings. Licenses for third party technology that we use in our current products may be terminated or not renewed, and we may be unable to license third party technology necessary for such products in the future. Furthermore, we may be unable to renegotiate acceptable third party license terms to reflect changes in our pricing models. Changes to or the loss of a third party license could lead to an increase in the costs of licensing or inoperability of products or network services. In addition, technology licensed from third parties may have undetected errors that impair the functionality or prevent the successful integration of our products or services. As a result of any such changes or loss, we may need to incur additional development costs to ensure continued performance of our products or suffer delays until replacement technology, if available, can be obtained and integrated.

Our Parent is majority-owned by various investment vehicles affiliated with Apollo Management, L. P. (together with its affiliates, “Apollo”) and Apollo’s interests as an equity holder may conflict with those of the holders of our 9 1/2% senior notes (“Senior Notes”).

At December 31, 2007, Apollo owned in the aggregate 12,408,611 shares, or approximately 64.6%, of HCI’s issued and outstanding common stock. Therefore, Apollo has control over HCI’s management and policies, such as the election of its directors, the appointment of new management and the approval of any other action requiring the approval of HCI stockholders, including any amendments to its certificate of incorporation and mergers or sales of all or substantially all of its assets. The interests of Apollo may not in all cases be aligned with those of the holders of the Senior Notes. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Apollo has other investments in the satellite and telecommunications industry and subject to limitations contained in our limited liability company agreement, the indenture governing the Senior Notes, our $50.0 million revolving credit facility (“Revolving Credit Facility”) and our $115.0 million term loan facility (“Term Loan Facility”) regarding affiliate transactions, Apollo may cause us to enter into transactions with their affiliates to buy or sell assets.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HCI and our senior management team to remain competitive in our industry. The loss of one or more members of HCI or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

As a provider of telecommunications in the U.S., we are presently required to contribute a percentage of our revenues from telecommunications services to universal service support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this universal service contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the universal service contribution rules could adversely affect our costs of providing service to our customers.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by us of VSAT technology, primarily to China. Under the consent agreement, which applies to us, DIRECTV agreed to pay a $4.0 million fine over a period of three years and we are required to establish and maintain a special compliance official for a period of three years. The special compliance official is an independent contractor with authority to oversee matters relating to compliance with the ITAR. Under the consent agreement, the three-year term of the special compliance official ended in January 2008. The consent agreement also requires us to establish and maintain a successor internal special compliance official for a period of two years from January 2008 to January 2010, who will have the authority to oversee matters relating to compliance with ITAR. We have satisfied the requirement in the consent agreement that we spend $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of our subsidiaries in China was debarred from conducting certain international business, although we may seek reinstatement in the future. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, which applies to us and arose out of separate violations of ITAR in which we were a named party.

Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for approximately 26.1% of our revenues for the year ended December 31, 2007, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations, and over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our financial statements. Because our foreign subsidiaries and joint ventures operate in foreign currencies, fluctuations in currency exchange rates have affected, and may in the future affect, the value of profits earned on international sales. In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

•

Greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war—As we conduct operations throughout the world, we could be subject to regional or national economic downturns or instability, labor or political disturbances or conflicts of various sizes. Any of these disruptions could detrimentally affect our sales in the affected region or country or lead to damage to, or expropriation of, its property or danger to our personnel.

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

We are significantly leveraged. The following table shows our level of indebtedness as of December 31, 2007 (in thousands):

December 31, 2007
Senior notes	$450,000
Term loans payable to banks	116,269
VSAT hardware financing	23,390
Revolving bank borrowings	2,897

Total debt	$592,556

Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes, including its operations, capital expenditures, investments in new technologies and future business opportunities;

•

the Term Loan Facility, the Revolving Credit Facility and certain of our unsecured term loans are at a variable rate of interest, exposing us to the risk of increased interest rates, except for instances where we have entered into interest rate swap agreements;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to its competitors that have less debt or more financial resources; and

•	we may be vulnerable in a downturn in general economic condition or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate cash to meet our debt service needs.

Our ability to make payments on or to refinance our indebtedness will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations or future borrowings are not available to us, we may not be able to service our indebtedness.

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

Covenants in our debt agreements restrict our business in many ways.

The indenture governing the Senior Notes and the credit agreement governing the Term Loan Facility contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	incur liens;

•	pay dividends or distributions or redeem or repurchase capital stock;

•	prepay, redeem or repurchase debt;

•	make loans and investments;

•	enter into agreements that restrict distributions from its subsidiaries;

•	sell assets and capital stock of its subsidiaries;

•	enter into certain transactions with its affiliates;

•	consolidate or merge with or into, or sell substantially all of its assets to, another person; and

•	enter into new lines of business.

In addition, our Revolving Credit Facility contains restrictive covenants. A breach of any of the covenants under the indenture, the Revolving Credit Facility or the Term Loan Facility could result in a default under our Revolving Credit Facility and/or the Senior Notes and/or the Term Loan Facility. Upon an event of default under our Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral that secures that indebtedness. We have pledged a significant portion of our assets as collateral under the Revolving Credit Facility.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International very small aperture terminal (“VSAT”) segments. The following table sets forth our owned and leased properties as of December 31, 2007.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	77,800	Engineering, office space
Gurgaon, India*	Leased	58,000	Corporate headquarters (India), shared hub, operations, warehouse
Las Vegas, Nevada*	Leased	37,100	Shared hub, backup network operation and control center SPACEWAY
Gaithersburg, Maryland	Leased	36,100	Warehouse
Griesheim, Germany*	Leased	36,100	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Milton Keynes, United Kingdom	Leased	18,000	Corporate headquarters and operations (Europe)
Barueri, Brazil*	Leased	16,400	Warehouse, shared hub
Southfield, Michigan*	Leased	15,000	Shared hub
Delhi, India	Leased	8,900	Office, warehouse
Sao Paulo, Brazil	Leased	6,700	Office space
Kolkata, India	Leased	6,300	Warehouse
Mumbai, India	Leased	5,600	Warehouse, office space
Alexandria, Virginia	Leased	5,000	Warehouse
Bangalore, India	Leased	4,300	Warehouse
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,700	Sales, marketing
Jakarta, Indonesia	Leased	1,100	Sales, marketing, operations
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Irving, Texas	Leased	280	Sales
Englewood, Colorado	Leased	250	Gateway
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

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

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the International VSAT segment primarily to China. As part of the consent agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we were required to enhance our export compliance program to avoid future infractions.

On June 28, 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch our SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, we made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, we sent a notice of termination to Sea Launch and were entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. Our arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. We believe that Sea Launch’s purported justifications for refusing to refund its $44.4 million are without merit and that we are contractually entitled to a full refund of our payments under the express terms of the LSA. As a result, we intend to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which we may be entitled as a consequence of Sea Launch’s wrongful refusal to refund our payments. We have recorded a deposit, included in Other assets in the accompanying Balance Sheets, in anticipation of the refund from Sea Launch.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Pursuant to the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended, DTV Network Systems, Inc., (“DTV Networks”), prepared “carved-out” historical financial statements for its VSAT, mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 and for the years ended December 31, 2004 and 2003 are referred to herein as “Prior Predecessor” results, the financial results for the period from April 23, 2005 through December 31, 2005 are referred to herein as “Predecessor” results, and the financial results for the years ended December 31, 2007 and 2006 are referred to herein as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts.

As of January 1, 2006, we became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI and our assets and liabilities have been adjusted to reflect the HCI basis in HNS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting”. The selected financial data presented below should be read in conjunction with our financial statements, the notes to our financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Successor		Predecessor	Prior Predecessor
	Year Ended December 31,
	2007	2006	April 23, to December 31, 2005	January 1, to April 22, 2005	2004	2003
	(in thousands)
Consolidated statement of operations data:
Revenues	$970,075	$858,225	$583,468	$223,441	$789,350	$751,148
Income tax expense	$5,316	$3,276	$693	$180	$32	$2,199
Net income (loss)	$49,801	$19,102	$46,571	$(22,523)	$(1,433,484)	$(157,026)

		Successor		Predecessor	Prior Predecessor
		As of and For the Year Ended December 31,
		2007	2006	2005	2004	2003
		(in thousands)
Consolidated balance sheet data:
Total assets		$1,112,008	$912,390	$756,524	$586,884	$2,316,940
Long-term obligations		$584,287	$487,269	$345,900	$43,583	$70,479
Total equity		$247,470	$198,303	$164,592	$261,498	$1,947,056

Ratio of earnings to fixed charges		1.7x	1.4x	1.8x	*	*
Deficiency of earnings to fixed charges					$(1,433,388)	$(152,851)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should each be read together with our financial statements and the notes to those financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws; between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS,” “the Company,” “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet access provider to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

We operate in four business segments—the North America very small aperture terminals (“VSAT”) segment, the International VSAT segment, the Telecom Systems segment and the Corporate segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Significant Transactions

On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its

VSAT, mobile satellite and terrestrial microwave businesses along with certain portions of its investment in the SPACEWAY 3 satellite, certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. In return, the Company paid DTV Networks approximately $200.7 million, including certain adjustments at closing based principally upon the value of HNS’ working capital (as defined in the December 2004 Agreement). SkyTerra then purchased 50% of our Class A membership interests from DTV Networks. This event is referred to herein as the “April Transaction.” Pursuant to the terms of the April 2005 Transaction, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds related to the pre-closing periods. We have recorded a liability for the estimated amount which we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

Upon the consummation of the April 2005 Transaction, we reimbursed both SkyTerra and DIRECTV for all incurred costs, fees and expenses in connection with the transaction.

On November 10, 2005, HCI, then a wholly owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Company’s Class A membership interests. The closing of this transaction occurred on January 1, 2006 (the “January 2006 Transaction”).

On December 31, 2005, SkyTerra contributed to HCI SkyTerra’s 50% ownership of our Class A membership interests it acquired in connection with the April 2005 Transaction, and we became HCI’s wholly owned subsidiary. As of January 1, 2006, the Company’s financial statements from that date forward are consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in the Company in accordance with SFAS No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting.” Pursuant to the “December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for its VSAT, mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results for the period January 1, 2005 through April 22, 2005 of DTV Networks are referred to herein as “Prior Predecessor” results, the financial results for the period from April 23, 2005 through December 31, 2005 are referred to herein as “Predecessor” results, and the financial results for the years ended December 31, 2007 and 2006 are referred to herein as “Successor” results.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2007, 2006 and 2005, we generated net income of $49.8 million, $19.1 million and $24.0 million, respectively. We expect our long-term results of operations to improve over time as we continue to focus our investments in technology, further develop and expand our Consumer group and commence operations of our SPACEWAY network.

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

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. We have incurred and expect to continue to incur significant costs, including purchases of transponder capacity and subscriber acquisition costs, related to hardware and associated marketing costs. At December 31, 2007, we had a Consumer customer base of approximately 379,900 subscribers that generated revenues of $331.1 million.

SPACEWAY—As part of our focus on less costly and more efficient technological solutions, we successfully launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) on August 14, 2007 and plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We anticipate that SPACEWAY 3 will expand our business significantly by increasing our addressable market in the enterprise and Consumer markets and allow us to offer our customers faster communication rates. In addition, we expect to reduce our operating costs in the future, substantially through the reduction of third party transponder capacity expenses. However, we will incur startup costs associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services, and network solutions in the North America VSAT, International VSAT and Telecom Systems segments. Consistent with this strategy to grow the Company and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

On February 4, 2008, HCI completed the acquisition of Helius for up to $30.5 million as the result of the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). In February 2008, subsequent to the acquisition, HCI transferred its ownership of Helius to us. Helius will operate within our North America VSAT segment, due to the nature of its business activities, its customer base and similarities with the North America enterprise business. For further discussion of this acquisition, see Note 19 to the Company’s audited consolidated financial statements included in Item 8 of this report.

Marketing Brand Name—In connection with the April 2005 Transaction, the rights to the DIRECWAY® brand name and any related trademark rights were retained by DIRECTV. As a result, we launched our new brand name, HughesNet™, in April 2006 and have completed the transition from DIRECWAY® to HughesNet. The total cost of introducing and implementing the new brand name was approximately $1.5 million.

Broadband Market Focus—In 2006, our results of operations were negatively impacted by our decision to shift our primary focus exclusively to the broadband market. Accordingly, we evaluated the narrowband products in our inventory and recorded a charge in the second quarter of 2006 of $11.9 million for excess or obsolete inventories to reduce net book value of the narrowband products to their net realizable value, and substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold and primarily related to the North America VSAT segment.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate segment. Within the North America VSAT segment, sales can be attributed to the Consumer group and the Network Equipment and Services group. Within the International VSAT segment, sales can be attributed to the Network Equipment and Services group. Our Telecom Systems segment sales can be attributed to the Mobile Satellite Systems group, including development services and equipment provided to HTI, and the Terrestrial Microwave group. Our Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our North America and International VSAT segments, we generate revenues from both services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into a service contract with a two- to five-year duration and our Consumer group customers enter into a 15 to 24 month contract. We bill and recognize service revenues on a monthly per site basis. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer group customers. For enterprise customers who receive services from our network operation, our services include the following:

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

•     Include network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted application	• Provide internet connectivity and hosted customer-owned and managed applications on our network facilities
• Provide the customer application services developed by us or in conjunction with our service partners
• Include internet access, e-mail services, web hosting and online payments

Digital media services	• Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	• Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our Consumer customers, they can either purchase their equipment up front or pay for it under a service contract over a period of 15 to 24 months. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer customers. The North American and International Network Equipment and Services groups hardware revenues are derived from network operating centers, radio frequency terminals (earth stations), VSAT, components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers, use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Successor		Combined Predecessor and Prior Predecessor
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Amount	%	Amount	%
Revenues:
Services	$537,115	$439,976	$425,384	$97,139	22.1%	$14,592	3.4%
Hardware sales	432,960	418,249	381,525	14,711	3.5%	36,724	9.6%

Total revenues	$970,075	$858,225	$806,909	$111,850	13.0%	$51,316	6.4%

Revenues by segment:
North America VSAT:
Consumer	$331,129	$292,336	$246,993	$38,793	13.3%	$45,343	18.4%
Network Equipment and Services	284,587	281,531	288,392	3,056	1.1%	(6,861)	(2.4)%

Total North America VSAT	615,716	573,867	535,385	41,849	7.3%	38,482	7.2%

International VSAT:
Network Equipment and Services	214,833	193,370	202,935	21,463	11.1%	(9,565)	(4.7)%

Telecom Systems:
Mobile Satellite Systems	126,292	71,383	48,574	54,909	76.9%	22,809	47.0%
Terrestrial Microwave	13,234	19,605	20,015	(6,371)	(32.5)%	(410)	(2.0)%

Total Telecom Systems	139,526	90,988	68,589	48,538	53.3%	22,399	32.7%

Total revenues	$970,075	$858,225	$806,909	$111,850	13.0%	$51,316	6.4%

2007 Compared to 2006

Revenue from our Consumer group increased by 13.3% for the year ended December 31, 2007 compared to the same period in 2006. At December 31, 2007, our Consumer subscriber base grew by 52,400 subscribers to 379,900 subscribers compared to December 31, 2006. During 2007, we averaged approximately 12,000 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.26%. The average revenue per unit (“ARPU”) for the year ended December 31, 2007 increased by 3.3% to $62 compared to the same period in 2006. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans aimed at Consumer customers’ broadband access needs; and (iii) enhancement in the performance capabilities of our service offerings. The Consumer market is very competitive, and we expect to continue to experience pricing pressure on our hardware offerings.

Revenue from our North American Network Equipment and Services group for the year ended December 31, 2007 increased by 1.1% to $284.6 million compared to same period in 2006. We expect future revenue growth will be driven by an increase in sales of equipment and services when our SPACEWAY 3 satellite is placed in service.

Revenue from our international Network Equipment and Services group for the year ended December 31, 2007 increased by 11.1% to $214.8 million compared to the same period in 2006, primarily as a result of growth in business at our foreign subsidiaries. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions in our managed network service offerings.

Revenue from our Mobile Satellite Systems group for the year ended December 31, 2007 grew by 76.9% to $126.3 million compared to the same period in 2006. Contributing to this growth was increased engineering efforts on new projects involving automotive telematics solutions and the development of ground based beam forming technology which allows sharing of bandwidth between terrestrial and satellite applications as well as expansion projects for our legacy customers. We expect that our Mobile Satellite Systems group revenues will continue to fluctuate quarterly due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. We believe this is the growth area of the mobile satellite industry that provides the Company with opportunities to expand our Mobile Satellite Systems group. Revenue from our Terrestrial Microwave group for the year ended December 31, 2007 decreased by 32.5% to $13.2 million compared to the same period in 2006, due to the completion of major mobility and maintenance projects in 2006 and delays in the rollout of new systems in 2007. We anticipate that revenues of this business will fluctuate quarterly as we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed operators for backhauling their cellular telephone sites and ethernet networks to their switching centers.

2006 Compared to 2005

Revenues from our Consumer group for 2006 increased by 18.4% compared to 2005. At December 31, 2006, our Consumer subscriber base grew by 53,100 to approximately 327,500 subscribers. In 2006, we delivered an average of approximately 11,000 gross customer additions per month and experienced a “churn” rate of 2.32%. The ARPU has increased by 3.4% to approximately $60 in 2006. The growth in our Consumer group was driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans aimed at Consumer customers’ broadband access needs; and (iii) enhancement in the performance capabilities of our service offerings. Revenue from our North American Network Equipment and Services group declined slightly from 2005 to 2006. We expect that future revenue growth, beginning in 2008, will be driven by the increase in sales of equipment and services once our SPACEWAY 3 satellite is placed in service.

Revenues from International Network Equipment and Services group experienced a modest decline in 2006 compared to 2005. We have benefited from our long-term contracts with large domestic enterprise customers who contract for integrated network services. Additionally, in response to increasingly complex customer requirements, we have begun to include both terrestrial solutions, such as DSL, as well as traditional satellite solutions, in our managed network service offerings.

Our Mobile Satellite Systems business experienced strong growth in 2006 compared to 2005, as engineering efforts increased on new projects involving the development of ground based beam forming technology, which allow sharing of bandwidth between terrestrial and satellite applications. We expect that our Mobile Satellite Systems revenues will continue to fluctuate due to the nature of these projects. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. We believe that this is a growth area in the mobile satellite industry as it provides the Company with opportunities to expand the Mobile Satellite Systems business. The Terrestrial Microwave revenues remained relatively flat in 2006 compared to 2005.

Revenue Backlog—At December 31, 2007 and 2006, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding Consumer customers, was $751.8 million and $604.8 million, respectively. We expect to realize our revenue backlog as follows: $383.2 million in 2008, $173.9 million in 2009, $90.5 million in 2010, $22.7 million in 2011 and $81.5 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have historically signed contracts with our Consumer customers for 15 to 24 months, we do not include these contractual commitments in our backlog. Beginning in May 2007, we began to offer only 24 months contracts to our Consumer customers.

Cost of Services—Our cost of services relate to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during 2007 and 2006 despite the increasing traffic on our network, because we were able to consolidate certain components of our network to contain costs. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service (FSS) providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International VSAT and Telecom Systems segments to third party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. With respect to the VSAT operating leases assigned to financial institutions in which we retain a continuing obligation, cost of hardware products sold includes depreciation of the installed equipment under the VSAT operating leases over the life of the lease. Under the terms of new operating lease arrangements in which we do not have a continuing obligation to perform, the cost of hardware products sold per unit of equipment sold will initially be higher compared to the operating lease arrangement in which we do have a continuing obligation to perform because we recognize the entire cost of products sold upon the transfer of title instead of depreciating the cost over the term of the contract. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period as a component of cost of hardware products sold. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Customer Equipment Financing Arrangements—In connection with the sale of VSAT hardware to certain North American Network Equipment and Services customers who do not purchase their equipment outright, we enter into long term operating leases, generally for two to five years, with the customer for use of the VSAT hardware installed at the customer’s facilities. Prior to the fourth quarter of 2005, we had an arrangement with a third party financial institution to borrow against the future operating lease revenues at the inception of the lease. When amounts were borrowed under these arrangements, the financial institution assumed the credit risk associated with non-payment by the customer for the duration of the operating lease; however, we retained a continuing obligation to indemnify the financing institution from losses it may incur (up to the original value of the hardware) from non-performance of its system (a “Non-Performance Event”). As a result, we did not recognize a sale of the equipment at the time of such transactions since we retained a continuing obligation to perform under those leases. In connection with these transactions, the financial institution receives title to the equipment at the inception of the lease and obtains the residual rights to the equipment after the operating lease with the customer has expired. Since the inception of the borrowing program in 1997, we have received nominal claims from customers for Non-Performance Events and have not been required to make any indemnification payments for a Non-Performance Event. We do not maintain a reserve for Non-Performance Events as we believe the possibility of the occurrence of a Non-Performance Event due to a service outage is remote given our ability to quickly re-establish customer service at a relatively nominal cost.

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

In September 2005, we entered into a new lease financing arrangement, under which we do not have a continuing obligation subject to a Non-Performance Event, with the third party financial institution. Under the new arrangement, we receive cash from the financial institution and record a sale and cost of hardware products sold upon transfer of title to the financial institution. Accordingly, since there is no continuing involvement, we record revenue upon the transfer of title instead of on a monthly basis over the term of the operating lease and expense the cost of the hardware as an element of cost of hardware products sold, rather than capitalize it.

In 2007 and 2006, we recognized $22.5 million and $10.2 million, respectively, of hardware sales under the terms of the new arrangement. In situations where we lease our VSAT hardware to the customer instead of selling to the customer outright, we expect to primarily offer leases without a continuing obligation to the financial institution. However, results of future periods will also be impacted by the accounting treatment for leases in which we have a continuing obligation to perform until those contracts expire. As noted above, the accounting treatment for these transactions will be different for our customer equipment sales depending on whether we do or do not have a continuing performance obligation under the associated equipment financing lease.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers) and depreciation of fixed assets.

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

Impact of the April 2005 Transaction and the January 2006 Transaction

As part of the April 2005 Transaction, we incurred substantial debt, which resulted in a significant increase in our interest expense. This debt was refinanced and increased in April 2006, which further increased our interest expense. Payments required to service our indebtedness have substantially increased our liquidity requirements as compared to prior years. For more information regarding our debt structure, see “Liquidity and Capital Resources” and “Future Liquidity.”

We have completed various cost-saving initiatives that were implemented following the closing of the April 2005 Transaction. Such initiatives included workforce reductions and changes in our SPACEWAY operating costs given the realignment of the SPACEWAY project announced in the third quarter of 2004. The realignment of the SPACEWAY project was due both to the distribution of the first two satellites to DIRECTV and also the effective completion of the development phase of the project. This has resulted in the reduction of labor directly associated with the project and also a significant reduction of support personnel and fixed costs that are no longer required.

Prior to the April 2005 Transaction, we received certain corporate services provided by DIRECTV, including tax advisory services, treasury/cash management, risk management, audit functions, employee benefits and business insurance. Subsequent to April 22, 2005, we have been providing these services for ourselves. The cost for these services has not exceeded the amount previously charged by DIRECTV. The costs of services performed by DIRECTV and the allocation of employee benefit program costs for our employees reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 through April 22, 2005.

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

To give effect to the January 2006 Transaction, our assets and liabilities were adjusted to estimated fair value in accordance with SFAS No. 141, “Business Combinations.” (See Note 4 to the audited financial statements included in Item 8 of this report.) This adjustment resulted in the following changes to the Company’s assets and liabilities as of January 1, 2006 (in thousands):

Amount
Increase in assets	$51,471
Increase in liabilities	40,118

Increase in net assets	$11,353

Selected Segment Data

Our operations are comprised of four segments: (i) the North America VSAT segment, which consists of the Consumer group and the Network Equipment and Services group; (ii) the International VSAT segment, which consists of the Network Equipment and Services group; (iii) the Telecom Systems segment, which consists of the Mobile Satellite Systems group and the Terrestrial Microwave group; and (iv) the Corporate segment, which consists of our corporate offices and assets not specifically related to another business segment. The following tables set forth our revenues and operating income for our primary segments (in thousands):

	Successor		Combined Predecessor and Prior Predecessor
	Year Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Amount	%	Amount	%
Revenues by segments:
North America VSAT	$615,716	$573,867	$535,385	$41,849	7.3%	$38,482	7.2%
International VSAT	214,833	193,370	202,935	21,463	11.1%	(9,565)	(4.7)%
Telecom Systems	139,526	90,988	68,589	48,538	53.3%	22,399	32.7%

Total revenues	$970,075	$858,225	$806,909	$111,850	13.0%	$51,316	6.4%

Operating income by segments:
North America VSAT	$44,259	$35,625	$21,680	$8,634	24.2%	$13,945	64.3%
International VSAT	19,637	3,178	11,609	16,459	517.9%	(8,431)	(72.6)%
Telecom Systems	25,911	18,871	12,240	7,040	37.3%	6,631	54.2%

Total operating income	$89,807	$57,674	$45,529	$32,133	55.7%	$12,145	26.7%

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Services	$537,115	$439,976	$97,139	22.1%
Hardware sales	432,960	418,249	14,711	3.5%

Total revenues	$970,075	$858,225	$111,850	13.0%

% of revenue to total revenues:
Services	55.4%	51.3%
Hardware sales	44.6%	48.7%

Services Revenues

Our services revenue is primarily generated by our North America VSAT segment. The growth in services revenues was attributable to a revenue increase in the Consumer group of $48.8 million to $267.1 million in 2007 compared to $218.3 million in 2006, primarily as a result of increases in the subscriber base. At December 31, 2007, the total subscriber base increased by approximately 52,400 subscribers to approximately 379,900 subscribers compared to 327,500 at December 31, 2006. ARPU increased by 3.3% to $62 for the year ended December 31, 2007 from $60 for the year ended December 31, 2006. In addition, services revenue from our International VSAT segment increased by $28.7 million to $109.8 million in 2007 from $81.1 million in 2006, mainly resulting from higher revenues of: (i) $7.9 million from our Brazil operations as the number of sites under service increased to approximately 7,000 as of December 31, 2007 from approximately 4,700 as of December 31, 2006; (ii) $5.3 million from enterprise customers in India; and (iii) $17.3 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006 and the commencement of services on a new, multi-year contract for a large lottery operator in the United Kingdom. Partially offsetting the increase in services revenue from our International VSAT segment was a $1.5 million reduction in U.S. source services provided directly to our international customers. The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $20.7 million to $23.0 million in 2007 compared to $2.3 million in 2006, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI.

Hardware Sales

The increase in hardware sales was mainly driven by an increase in hardware sales from our Telecom Systems segment of $27.8 million to $116.5 million in 2007 compared to $88.7 million in 2006. The increase resulted from higher hardware sales in the Mobile Satellite System group of: (i) $16.2 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large mobile satellite operator in the United Arab Emirates; (ii) $12.8 million in connection with contracts for the design, development and supply of satellite base stations and the integration of ground based beam forming projects; and (iii) $5.2 million in engineering activities related to a new contract with a mobile satellite operator for the design of a terrestrial baseband chipset. Offsetting the increase in hardware sales was a reduction of $6.4 million from the Terrestrial Microwave group, primarily due to the completion of a development contract for a major telecommunications company in 2006.

Offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $5.8 million to $211.4 million in 2007 compared to $217.2 million in 2006. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.0 million to $64.0 million in 2007 compared to $74.0 million in 2006, resulting from changes in pricing plans in response to competitive pressures. The decrease in hardware sales was offset by a revenue increase of $4.2 million related to enterprise and government contracts from our North American Network Equipment and Services group as a result of successful efforts to develop this market.

Further offsetting the increase was a decrease in hardware sales from our International VSAT segment of $7.3 million to $105.0 million in 2007 compared to $112.3 million in 2006. The decrease was primarily due to a reduction of $12.4 million in sales to the Latin America region as a result of the completion of terminal deliveries on a large, e-education program in Mexico, offset by a $5.1 million increase in shipments to enterprise and HughesNet Fusion customers in India.

Costs of Revenues

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Cost of services	$356,232	$309,583	$46,649	15.1%
Cost of hardware products sold	355,475	327,708	27,767	8.5%

Total cost of revenues	$711,707	$637,291	$74,416	11.7%

Services cost as a % of services revenues	66.3%	70.4%
Hardware cost as a % of hardware revenues	82.1%	78.4%

Cost of Services

The increase in cost of services resulted from higher costs associated with the growth of the subscriber base in the Consumer group and an increase in bandwidth usage per customer which increased transponder capacity lease expense by $23.8 million in 2007 compared to 2006. In addition, our costs of services increased by: (i) $11.5 million across our international service businesses in Europe, India, and Brazil due to an increase in the number of sites under service; (ii) $12.6 million in engineering service costs to support development activities provided to HTI; and (iii) $2.1 million in higher depreciation and amortization expense. Offsetting the increase in cost of services was a reduction of $4.0 million associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV.

Cost of Hardware Products Sold

The increase in cost of hardware products sold was mainly due to an increase in costs incurred from our Telecom Systems segment of $28.1 million to $87.7 million in 2007 compared to $59.6 million in 2006, corresponding with the increase in hardware products sold in 2007. The increase was primarily due to higher engineering and production costs of $30.8 million related to contracts in the Mobile Satellite Systems group, which was offset by a decrease in cost of hardware products sold of $1.9 million in our Terrestrial Microwave group.

Offsetting the increase in cost of hardware products sold was a small net reduction of $0.3 million in 2007 from our North America and International VSAT segments to $267.8 million in 2007 compared to $268.1 million in 2006. Total terminals shipped at December 31, 2007 increased by approximately 12,000 terminals to approximately 295,000 compared to approximately 283,000 terminals at December 31, 2006, resulting in higher cost of sales for hardware and higher installation activity and installation support of $3.1 million. Shipments of our broadband satellite systems in 2007 also increased as the launch of the HUGHES® HX System in late 2006 resulted in an increase of 25 Network Operations Centers shipped to small-to-medium-size enterprises in our International Network Equipment and Services group. In addition, SFAS No. 86 software amortization costs increased by $1.4 million due to additional amortization for software projects previously completed. The increase in cost of hardware products sold were offset by a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market and a decrease in hardware revenue.

Selling, General and Administrative Expense

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Selling, general and administrative expense	$145,381	$134,058	$11,323	8.4%
% of revenue	15.0%	15.6%

Selling, general and administrative expense increased primarily due to higher costs of $3.8 million related to marketing expense and $3.7 million related to our international subsidiaries. In addition, the increase was also attributable to a $2.8 million cost reduction related to the settlement of a purchase commitment for external software services in 2006.

Research and Development

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Research and development	$17,036	$23,058	$(6,022)	(26.1)%
% of revenue	1.8%	2.7%

The decrease in research and development (“R&D”) was due to the assignment of engineers to non-R&D activities such as customer funded programs and to other software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

Operating Income

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Operating income	$89,807	$57,674	$32,133	55.7%
% of revenue	9.3%	6.7%

Operating income improved as a result of an increase in 2007 revenues of $111.9 million, with gains primarily in the Consumer group and the Mobile Satellite Systems group. The increase in revenues was partially offset by higher operating costs of $79.7 million in 2007, primarily attributable to an increase in costs of sales to correspond with increase in revenues.

Interest Expense

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Interest expense	$43,772	$46,041	$(2,269)	(4.9)%

Interest expense primarily relates to the $450 million unsecured senior notes (“Senior Notes”), VSAT hardware financing and various borrowings by our foreign subsidiaries. The decrease in interest expense was attributable to increased capitalization of interest related to the increased construction in process associated with the SPACEWAY program in 2007, a prepayment penalty associated with the April 2006 refinancing, and lower lease interest expense associated with our North American Equipment and Services group in 2007. Partially offsetting the decrease in interest expense was higher interest expense due to the incurrence of a full year of interest on the Senior Notes in 2007, the interest on the Term Loan Facility, and higher interest costs associated with our foreign subsidiaries in 2007 compared to the same period in 2006.

Interest and Other Income, Net

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Interest income	$ 8,972	$ 8,875	$ 97	1.1%
Other income, net	193	2,033	(1,840)	(90.5)%

Total interest and other income, net	$ 9,165	$ 10,908	$ (1,743)	(16.0)%

The decrease in total interest and other income, net was primarily due to a reduction in other income, net of $1.8 million, primarily related to a gain in connection with a non-operating settlement of an exchange of equity related to an Indian subsidiary in 2006.

Income Tax Expense

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Income tax expense	$ 5,316	$ 3,276	$ 2,040	62.3%

The increase in income tax expense was due to income growth from our foreign subsidiaries, primarily in Brazil, India and Europe.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Services	$439,976	$425,384	$14,592	3.4%
Hardware sales	418,249	381,525	36,724	9.6%

Total revenues	$858,225	$806,909	$51,316	6.4%

% of revenue to total revenues:
Services	51.3%	52.7%
Hardware sales	48.7%	47.3%

Services Revenues

Our services revenue was primarily generated by our North America VSAT segment. The increase in services revenue resulted from an increase in revenue from the Consumer group of $43.0 million to $218.3 million in 2006 compared to $175.3 million in 2005, resulting from increases in subscriber base and ARPU. The total subscriber base increased to approximately 327,500 at December 31, 2006 from approximately 274,400 at

December 31, 2005. ARPU increased to approximately $60 for the year ended December 31, 2006 from approximately $58 for the year ended December 31, 2005. Offsetting the increase in services revenues was a reduction in revenue from our North American Network Equipment and Services group of $12.2 million for the year ended December 31, 2006 compared to the same period in 2005. The decrease was primarily due to a $7.2 million decline in revenue associated with the wind-down and completion of the SPACEWAY services agreement with DIRECTV in the third quarter of 2006 and a $4.8 million reduction in revenue as a result of expired customer contracts.

The increase in services revenue was further offset by $18.0 million reduction in revenues from our International VSAT segment to $81.1 million in 2006 compared to $99.1 million in 2005. The decrease was the result of a decline in revenue from our European operations due to delays in closing service related orders and renewals with enterprise customers, which subsequently decreased the total number of sites under service. The total number of sites under service decreased by 7.1%, or approximately 1,000 sites, to approximately 13,000 sites at December 31, 2006 from approximately 14,000 sites at December 31, 2005. In addition, the decrease was partially offset by a $5.4 million increase in revenue from our Brazilian operations as the number of enterprise sites under service more than doubled to approximately 4,700 as of December 31, 2006 from approximately 2,000 at December 31, 2005. The Company expects that growth opportunities in Brazil will continue; however, economic factors and competition could impact our growth in the number of sites under service.

Hardware Sales

The increase in hardware sales was due to an increase in revenue from our Telecom Systems segment of $20.5 million to $88.7 million compared to $68.2 million in 2005. The increase was primarily related to a $29.3 million increase in revenues from design and development activities related to the delivery of ground based beam forming technology under Mobile Satellite contracts awarded in late 2005 and 2006. Also contributing to the revenue increase was $11.6 million in engineering activities related to the design and development of a secondary gateway and high-speed packet data network for a large Mobile Satellite operator in the United Arab Emirates. These increases were offset by a $20.1 million decrease in the completion of handset shipments to the same Mobile Satellite operator. Also contributing to the increase was an increase of $16.1 million in hardware sales from our North America and International VSAT segments to $329.5 million compared to $313.4 million in 2005. Despite a reduction in the prices of equipment, hardware revenues increased as total hardware shipments increased to approximately 283,000 in 2006 from 226,000 in 2005. The increase was due to an increase in the consumer subscriber base, shipments to upgrade existing customers to the next generation HN 7000/7700 platform, a change in the terms of our leasing arrangement with certain customers which allowed for sales revenue to be recognized upon shipment rather than over the term of the customer contract, and to new customers domestically and internationally.

Costs of Revenues

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Cost of services	$309,583	$297,318	$12,265	4.1%
Cost of hardware products sold	327,708	292,898	34,810	11.9%

Total cost of revenues	$637,291	$590,216	$47,075	8.0%

Services cost as a % of services revenues	70.4%	69.9%
Hardware cost as a % of hardware revenues	78.4%	76.8%

Cost of Services

The increase in the cost of services was the result of the increased subscriber base in the Consumer group and the increased service usage per customer, which in turn resulted in an increase in transponder capacity lease expense of $24.7 million in 2006 compared to 2005. In addition, customer service costs increased by $1.5 million, a portion of which related to non-recurring costs associated with the migration from DIRECWAY® to HughesNetTM as described above in “Strategic Initiatives and Their Effects on our Results of Operations.” Furthermore, service operations costs in Brazil increased by $3.9 million as the number of sites under service increased. These increases were partially offset by a reduction of $5.4 million in costs associated with the wind- down of SPACEWAY program, $8.6 million in costs related to reduced service revenues in Europe, $1.8 million maintenance related costs and backhaul costs and a $2.0 million reduction in transponder lease costs in Europe as a result of the Company’s revaluation of its liabilities to estimated fair market value in accordance with SFAS No. 141.

Cost of Hardware Products Sold

The increase in cost of hardware products sold was mainly driven by additional costs incurred from our North America and International VSAT segments of $23.1 million to $268.1 million in 2006 compared to $245.0 million in 2005. The increase was attributable to additional costs of product manufacturing and support associated with higher product shipments. We shipped approximately 25% more terminals in 2006 compared to 2005 as the number of units shipped increased to approximately 283,000 terminals in 2006 compared to 226,000 terminals in 2005. In addition, we recorded a charge of $10.5 million to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market (see “Strategic Initiatives and Their Effects on our Results of Operations”). Furthermore, software amortization costs increased by $6.1 million due to approximately $1.7 million of additional amortization for software projects completed in 2006 and $4.3 million of additional amortization associated with the revaluation of completed capitalized software projects as of January 1, 2006 to estimated fair market value in accordance with SFAS No. 141. Offsetting these increases was a $7.4 million net decrease in depreciation and amortization of other assets that were revalued in accordance with SFAS No. 141.

In addition, the increase in cost of hardware products sold was due to an increase in costs from our Telecom Systems segment of $11.7 million to $59.6 million in 2006 compared to $47.9 million in 2005. This increase resulted primarily from a $27.6 million increase in engineering and production costs related to the new contracts in mobile satellite systems and a charge of $1.4 million related to the Company’s decision to shift its primary focus exclusively to the broadband market (see “—Strategic Initiatives and Their Effects on our Results of Operations”). Partially offsetting this decrease was a $17.1 million decrease in product and engineering costs related to the completion of deliverables under legacy contracts with mobile satellite operators.

Selling, General and Administrative Expense

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Selling, general and administrative expense	$134,058	$133,868	$190	0.1%
% of revenue	15.6%	16.6%

Selling, general and administrative expenses increased primarily due to an increase of $2.7 million in administrative costs primarily related to finance activities, including external accounting and tax services and business insurance cost. The increase was partially offset by reductions in costs previously allocated to us from DIRECTV.

Research and Development

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Research and development	$23,058	$37,296	$(14,238)	(38.2)%
% of revenue	2.7%	4.6%

R&D expense decreased due to a reduction of $1.7 million resulting from changes in engineers’ assignment to other non-R&D activities, such as customer funded programs, and $12.5 million related to other programs such as SPACEWAY and software projects, which are capitalized under SFAS No. 86.

Amortization of Intangibles

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Amortization of intangibles	$6,144	$-	$6,144	*
% of revenue	0.7%	*

* Percentage not meaningful

As a result of the January 2006 Transaction, we have recorded intangible assets as of January 1, 2006 relating to customer relationships, technology patents, trademarks and backlog in accordance with SFAS No. 141.

Operating Income

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Operating income	$57,674	$45,529	$12,145	26.7%
% of revenue	6.7%	5.6%

Operating income improved as a result of increased revenue in the Consumer group and increased VSAT and Telecom Systems sales. Improvements in operating income also resulted from product cost reductions related to the next generation VSAT terminal, decreased depreciation expense impacted by applying purchase accounting in accordance with SFAS No. 141, and a decrease in research and development. Initial amortization expense for intangible assets partially offset these improvements.

Interest Expense

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Interest expense	$46,041	$24,375	$21,666	88.9%

The increase in interest expense was primarily due to the refinancing in April 2006 of $325 million of term indebtedness with the $450 million of Senior Notes and a prepayment charge of $1.5 million associated with the prepayment of the $75 million of term indebtedness in the second quarter of 2006. The increase was partially offset by $1.9 million capitalized interest costs in connection with the SPACEWAY program and a $1.0 million reduction in our European subsidiary equipment lease expense. Interest expense is expected to increase in the future as a result of the borrowings totaling $115 million under a new Term Loan Facility executed on February 23, 2007 which is expected to be partially offset by anticipated decreases related to VSAT hardware financing arrangements.

Interest and Other Income

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Interest income	$8,875	$2,915	$5,960	204.5%
Other income, net	2,033	198	1,835	926.8%

Total interest and other income, net	$10,908	$3,113	$7,795	250.4%

This increase in total interest and other income, net was primarily due to an increase in interest income as a result of investment of the additional net proceeds from the issuance of $450 million of Senior Notes in excess of the amount used to refinance our $325 million of term indebtedness and an increase in yields earned.

Income Tax Expense

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Income tax expense	$3,276	$873	$2,403	275.3%

The increase in income tax expense was due to income growth from our foreign subsidiaries, primarily in Brazil and India.

Liquidity and Capital Resources

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Successor
	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$95,204	$91,733	$3,471	3.8%
Investing activities	$(155,276)	$(182,634)	$(27,358)	(15.0)%
Financing activities	$93,211	$77,181	$16,030	20.8%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2007 was primarily due to the increase in net income of $30.7 million in 2007 compared to 2006. The increase was offset by a $2.7 million reduction in depreciation and amortization and a decrease of $26.7 million resulting from changes in operating assets and liabilities and deferred income taxes. Additionally, there was a $1.8 million increase due to a gain on receipt of investment by a subsidiary in 2006.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2007 was primarily due to an increase in net sales of marketable securities of $181.3 million, offset by increases in capital expenditures as set forth in the table below.

Capital expenditures for the years ended December 31, 2007 and 2006 are shown as follows (in thousands):

	Successor
	Year Ended December 31,
	2007	2006	Variance
Capital expenditures:
SPACEWAY program	$190,057	$46,773	$143,284
Other capital expenditures—VSAT	30,330	22,932	7,398
Capitalized software	14,228	16,416	(2,188)
Capital expenditures—other	13,565	7,486	6,079

Total capital expenditures	$248,180	$93,607	$154,573

Net Cash Flows from Financing Activities

The increase in net cash provided from financing activities of $16.0 million was primarily the result of the net decrease in debt as a result of the Company borrowing of $115 million under the Term Loan Facility in February 2007 compared to the borrowing of $450 million in connection with the Senior Notes in April 2006. This reduction in new borrowings was offset by the repayment of debt of the $325 million first and second lien loans in 2006 and net reduction in VSAT hardware financing and other term loan facilities of approximately $16.4 million in 2007 compared to 2006. Additionally there was a net decrease in funds used in connection with debt issuance of $9.6 million between the periods.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,		Variance
(Dollars in thousands)	2006	2005	Amount	%
Net cash provided by (used in):
Operating activities	$91,733	$40,756	$50,977	125.1%
Investing activities	$(182,634)	$(108,647)	$73,987	68.1%
Financing activities	$77,181	$163,506	$(86,325)	(52.8)%

Net Cash Flows from Operating Activities

The increase in net cash flows from operating activities for the year ended December 31, 2006 was principally the result of improvements in working capital primarily in the areas of accounts receivable and inventories. Accounts receivable at December 31, 2006 decreased approximately $20.3 million from December 31, 2005. The improvements in accounts receivable were primarily due to management’s increased focus and monitoring as well as expanded collection efforts. As a result, the days sales outstanding in accounts receivable decreased by approximately 12 days from 78 days at December 31, 2005 to 66 days at December 31, 2006. Further, inventory balances decreased by $12.2 million in 2006 from 2005 primarily as a result of discontinuing our narrowband products, during which period the inventory turnover ratio improved to 11.2 turns from 8.8 turns for the respective periods. Accounts payable at December 31, 2006 increased approximately $6.5 million from December 31, 2005, primarily due to the timing of various payments associated with year end receipts of inventory, equipment and services.

For 2006, net cash provided by operating activities was principally comprised of $19.1 million in net income, increased by $48.5 million of depreciation and amortization, $1.1 million of debt issuance cost amortization and an increase in cash flows from operating assets and liabilities of $24.4 million. This was partially offset by a $1.8 million gain on receipt of investment by our subsidiary.

For 2005, net cash provided by operating activities was principally comprised of $24.0 million in net income, increased by $40.9 million of depreciation and amortization and $1.0 million of debt issuance cost amortization, partially offset by a reduction in cash flows from operating assets and liabilities of $25.2 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities for the year ended December 31, 2006 was primarily due to the net purchase of an incremental $89.3 million in short-term marketable securities that were acquired with the net proceeds of the $450 million Senior Notes offering in 2006, an increase in capital expenditures of $0.9 million, offset by a decrease in restricted cash of approximately $0.3 million as a result of lower levels of letter of credits which required cash collateralization.

Capital expenditures for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Successor	Combined Predecessor and Prior Predecessor
	Year Ended December 31,
	2006	2005	Variance
Capital expenditures:
SPACEWAY program	$46,773	$39,878	$6,895
Other capital expenditures—VSAT	22,932	34,220	(11,288)
Capitalized software	16,416	16,144	272
Capital expenditures—other	7,486	2,508	4,978

Total capital expenditures	$93,607	$92,750	$857

Net Cash Flows from Financing Activities

The decrease in net cash provided by financing activities for the year ended December 31, 2006 was primarily due to the repayment of the $325.0 million of term indebtedness, including accrued interest and an early termination fee of $1.5 million, with the proceeds of the $450 million of Senior Notes, a significant decrease in net borrowing from DTV Networks as a result of the April 2005 Transaction.

Future Liquidity

As of December 31, 2007, our Cash and cash equivalents and Marketable securities totaled $140.5 million and our total debt was $592.6 million. We are significantly leveraged as a result of our indebtedness.

We completed an offering in April 2006 of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At December 31, 2007 and 2006, interest accrued on the Senior Notes was $9.0 million.

The Revolving Credit Facility matures on April 22, 2011 and is available for borrowings and for issuance of letters of credit. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at our option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. There were no borrowings outstanding with respect to the Revolving Credit Facility. At December 31, 2007, we have issued letters of credit totaling $12.6 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2007 was $37.4 million.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee the existing Senior Notes and Revolver Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Term Loan Facility for a fixed rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. Interest expense based on the Swap Agreement of the Term Loan Facility is estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. We were in compliance with all of our debt covenants at December 31, 2007.

Our subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at December 31, 2007 and 2006 were $4.2 million and $4.6 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

The Company and its subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are or will be guarantors of the Senior Notes, the Term Loan Facility and the Revolving Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Our Parent, HCI, completed the acquisition of Helius, Inc. (“Helius”) in February 2008. At the closing of the acquisition, HCI paid $10.5 million and is contingently obligated to pay up to an additional $20.0 million, if any, to be payable in April 2010 by HCI or Helius, as the surviving corporation, as additional purchase price, subject to Helius achieving the post-closing performance goals as set forth in the Merger Agreement.

On August 8, 2007, our Parent, HCI, filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of its common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of the Company and HNS Finance Corp, as co issuers. In connection with our the debt securities, HCI will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of our and HNS Finance Corp.’s obligations under the debt securities. The registration statement was declared effective by the SEC on November 19, 2007. When there is an offer to sell the securities, HCI will provide the specific terms of the securities. Any proceeds received from the sale of HCI’s securities offered pursuant to the registration statement will be used for the acquisition of a satellite or general corporate purposes. Pending expenditure of the net proceeds, HCI intends to invest the net proceeds of the offering of the securities received by HCI in investment-grade and interest-bearing securities.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, ground infrastructure expenditures for SPACEWAY3, new acquisitions, including HCI’s subsequent acquisition of Helius, and initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2008	2009	2010	2011	2012	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
VSAT hardware financing obligations(1)	10,883	5,603	3,003	2,267	1,634	-	23,390
Term loans	1,015	254	-	-	-	115,000	116,269
Revolving loans	2,897	-	-	-	-	-	2,897
Estimated interest payments(2)	53,563	52,464	51,962	51,758	51,579	76,198	337,524
Orbital slot commitment(3)	750	750	750	1,000	1,000	4,000	8,250
Transponder lease obligations	162,785	94,442	49,335	21,819	6,560	4,594	339,535
Leases and other commitment	8,311	4,950	2,436	1,875	1,367	2,458	21,397
Due to affiliates	13,473	-	-	-	-	-	13,473
Due to DIRECTV	20,230	-	-	-	-	-	20,230

Total	$273,907	$158,463	$107,486	$78,719	$62,140	$652,250	$1,332,965

(1)	Principal obligations related to our VSAT hardware financing obligations are funded by payments received from customers under the service agreements with those customers.
(2)

Estimated interest payments were calculated as follows: (i) interest on the Senior Notes was calculated based on the 9 1/2% fixed rate of the Senior Notes (ii) interest on the VSAT hardware financing obligations and term loans debt were calculated based on the applicable rates and payment dates as contained in the debt instruments.

(3)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.

On August 14, 2007, we successfully launched our SPACEWAY 3 satellite. The total estimated cost of completing the satellite construction, launch and other miscellaneous contract costs at December 31, 2007 were approximately $11.3 million, see detail described in Note 18 to the financial statements included in Item 8 of this report. Additional details regarding these obligations are provided in the notes to our audited financial statements included in Item 8 of this report.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 18 and Note 19 to the Company’s audited financial statements included in Item 8 of this report.

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

As of December 31, 2007, we had $29.4 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $12.6 million were issued under the Revolving Credit Facility, of which $0.8 million was issued to secure a bond to the Federal Communications Commission; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $12.3 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

Seasonality

Like many communications infrastructure equipment vendors, a significant amount of our hardware sales occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators usually allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on our results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see “Item 13. Certain Relationships and Related Transactions and Director Independence” and Note 17 to the Company’s audited financial statements included in Item 8 of this report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases to customers which were funded by third party financial institutions. Under the terms of the arrangement, the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease. Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no on going performance obligation.

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

Business Combinations and Intangible Assets

The Company has participated in several significant transactions since April 2005 which have impacted the Company’s financial statements. The Company accounts for business combinations in accordance SFAS No. 141, “Business Combinations.” The acquisition of businesses is an element of the Company’s strategy. Under the purchase method, the Company is required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from our net operating losses occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our international subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations.

Subscriber Acquisition Costs (“SAC”)

The Company’s Consumer group, included in the North America VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. Beginning in May 2007, the Company began to offer only 24 months service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3 to the Company’s audited financial statements included in Item 8 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At December 31, 2007, the Company had a total of $3.7 million in foreign exchange contracts of which our Indian subsidiaries had $2.7 million of foreign exchange contracts remaining to be utilized to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2007. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.1 million as of December 31, 2007.

Marketable Securities Risk

The Company has a significant amount of cash that is invested in marketable investments which are subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The net interest related to the Term Loan Facility and the Swap Agreement is paid quarterly, and is estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 11 to the Company’s audited financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 4% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost fluctuations in the last eighteen months. Increases in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost increases through December 31, 2007. However, if the Company is unable to mitigate future increases, increases in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in equity, and cash flows for the two years ended December 31, 2007 and for the period from April 23, 2005 to December 31, 2005. We have also audited the accompanying combined consolidated statements of operations, changes in equity, and cash flows of Hughes Network Systems (the “Prior Predecessor”) for the period from January 1, 2005 to April 22, 2005. Our audits also included the consolidated financial statement schedule, Schedule II–Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 3, the accompanying combined consolidated financial statements of the Prior Predecessor have been prepared from the separate records maintained by the Prior Predecessor, a component of The DIRECTV Group, Inc., and may not necessarily be indicative of the conditions that would have existed or the results of operations if the Prior Predecessor had been operated as an unaffiliated company. Portions of certain income and expenses represent allocations made from The DIRECTV Group, Inc. applicable to The DIRECTV Group, Inc. as a whole.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the two years ended December 31, 2007 and for the period from April 23, 2005 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such combined consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Prior Predecessor for the period from January 1, 2005 to April 22, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Deloitte & Touche LLP

Baltimore, Maryland

March 10, 2008

HUGHES NETWORK SYSTEMS

BALANCE SHEETS

(In thousands)

	Consolidated Successor
	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$129,227	$99,098
Marketable securities	11,224	103,466
Receivables, net	209,731	180,694
Inventories	65,754	61,280
Prepaid expenses and other	42,131	39,175

Total current assets	458,067	483,713
Property, net	479,976	312,497
Capitalized software costs, net	47,582	41,159
Intangible assets, net	22,513	30,663
Other assets	103,870	44,358

Total assets	$1,112,008	$912,390

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,497	$57,781
Short term borrowings and current portion of long-term debt	14,795	27,210
Accrued liabilities	177,136	123,576
Due to affiliates	13,473	13,592

Total current liabilities	274,901	222,159
Long-term debt	577,761	469,190
Other long-term liabilities	6,526	18,079

Total liabilities	859,188	709,428

Minority interests	5,350	4,659

Commitments and contingencies

Equity:
Class A membership interests	180,655	180,346
Class B membership interests	-	-
Retained earnings	68,903	19,102
Accumulated other comprehensive loss:
Foreign currency translation adjustments	3,305	(1,147)
Unrealized loss on interest rate swaps	(5,482)	-
Unrealized gain on securities	89	2

Total equity	247,470	198,303

Total liabilities and equity	$1,112,008	$912,390

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF OPERATIONS

(In thousands)

	Consolidated Successor		Consolidated Predecessor	Combined Consolidated Prior Predecessor
	Year Ended December 31,		April 23 - December 31, 2005	January 1 - April 22, 2005
	2007	2006
Revenues:
Services	$537,115	$439,976	$303,467	$121,917
Hardware sales	432,960	418,249	280,001	101,524

Total revenues	970,075	858,225	583,468	223,441

Operating costs and expenses:
Cost of services	356,232	309,583	209,226	88,092
Cost of hardware products sold	355,475	327,708	206,431	86,467
Selling, general and administrative	145,381	134,058	82,101	51,767
Research and development	17,036	23,058	19,102	18,194
Amortization of intangibles	6,144	6,144	-	-

Total operating costs and expenses	880,268	800,551	516,860	244,520

Operating income (loss)	89,807	57,674	66,608	(21,079)
Other income (expense):
Interest expense	(43,772)	(46,041)	(22,744)	(1,631)
Interest income	8,972	8,875	2,813	102
Other income, net	193	2,033	198	-

Income (loss) before income tax expense, minority interest in net (earnings) losses of subsidiaries and equity in earnings of unconsolidated affiliates	55,200	22,541	46,875	(22,608)
Income tax expense	(5,316)	(3,276)	(693)	(180)
Minority interests in net (earnings) loss of subsidiaries	(83)	(163)	366	231
Equity in earnings of unconsolidated affiliates	-	-	23	34

Net income (loss)	$49,801	$19,102	$46,571	$(22,523)

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Equity	Consolidated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (Loss)
Combined Consolidated Prior Predecessor

Balance at January 1, 2005	$267,044	$-	$ (5,546)	$261,498
Net loss	(22,523)	-	-	(22,523)	$(22,523)
Net capital distribution to Parent	(108,868)	-	-	(108,868)
Other comprehensive loss:
Foreign currency translation adjustments		-	6,050	6,050	6,050
Unrealized holding losses on securities		-	(270)	(270)	(270)

Total comprehensive loss					$(16,743)

Balance at April 22, 2005	135,653	-	234	135,887

Consolidated Predecessor

Net income	-	46,571	-	46,571	$46,571
Net capital distribution to Parent	(10,000)	-	-	(10,000)
Equity plan compensation	115	-	-	115
Other comprehensive income:
Foreign currency translation adjustments		-	(7,865)	(7,865)	(7,865)
Unrealized holding losses on securities		-	(116)	(116)	(116)

Total comprehensive income					$38,590

Balance at December 31, 2005	125,768	46,571	(7,747)	164,592

Successor

Effect of push-down accounting due to HCI Acquisition	54,282	(46,571)	3,642	11,353

Balance at January 1, 2006	180,050	-	(4,105)	175,945

Net income	-	19,102	-	19,102	$19,102
Equity plan compensation	296	-	-	296
Other comprehensive income:
Foreign currency translation adjustments			2,946	2,946	2,946
Unrealized gain on securities			14	14	14

Total comprehensive income					$22,062

Balance at December 31, 2006	180,346	19,102	(1,145)	198,303

Net income	-	49,801	-	49,801	$49,801
Equity plan compensation	309	-	-	309
Other comprehensive income:
Foreign currency translation adjustments			4,452	4,452	4,452
Gain on interest rate swaps			(252)	(252)	(252)
Unrealized loss on interest rate swaps			(5,230)	(5,230)	(5,230)
Unrealized gain on securities			87	87	87

Total comprehensive income					$48,858

Balance at December 31, 2007	$180,655	$68,903	$ (2,088)	$247,470

See accompanying Notes to the Financial Statements

HUGHES NETWORK SYSTEMS

STATEMENTS OF CASH FLOWS

(In thousands)

	Consolidated Successor		Consolidated Predecessor	Combined Consolidated Prior Predecessor
	Year Ended December 31,		April 23 - December 31, 2005	January 1 - April 22, 2005
	2007	2006
Cash flows from operating activities:
Net income (loss)	$49,801	$19,102	$46,571	$(22,523)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	45,860	48,459	27,209	13,734
Amortization of debt issuance costs	906	1,056	970	60
Gain on receipt of investment by subsidiary	-	(1,788)	-	-
Equity plan compensation expense	309	296	115	-
Minority interests	83	163	-	-
Other	384	-	(224)	-
Change in other operating assets and liabilities, excluding the effect of the HCI Transaction:
Receivables, net	(23,319)	24,839	(37,886)	5,438
Inventories, net	(3,708)	11,894	22,987	2,738
Prepaid expenses and other assets	(9,648)	3,335	(1,681)	(3,965)
Accounts payable	12,767	(11,286)	11,093	(31,721)
Accrued liabilities and other	21,769	(4,337)	24,298	(16,457)

Net cash provided by (used in) operating activities	95,204	91,733	93,452	(52,696)

Cash flows from investing activities:
Change in restricted cash	379	(294)	(4,860)	1,978
Purchases of marketable securities	(22,096)	(89,254)	(13,544)	-
Proceeds from sales of marketable securities	114,105	-	-	-
Expenditures for property	(233,952)	(77,191)	(53,694)	(22,912)
Expenditures for capitalized software	(14,228)	(16,416)	(12,871)	(3,273)
Proceeds from sale of property and intangibles	516	521	1,263	-
Other, net	-	-	224	(958)

Net cash used in investing activities	(155,276)	(182,634)	(83,482)	(25,165)

Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	376	(1,609)	(3,309)	871
Distributions to contributions from former owners, net	-	-	-	(108,868)
Long-term debt borrowings	119,731	455,330	18,882	327,775
Repayment of long-term debt	(24,843)	(364,872)	(31,222)	(30,141)
Debt issuance costs	(2,053)	(11,668)	-	(10,482)

Net cash provided by (used in) financing activities	93,211	77,181	(15,649)	179,155

Effect of exchange rate changes on cash and cash equivalents	(3,010)	(449)	(2,824)	5,669

Net increase (decrease) in cash and cash equivalents	30,129	(14,169)	(8,503)	106,963
Cash and cash equivalents at beginning of the period	99,098	113,267	121,770	14,807

Cash and cash equivalents at end of the period	$129,227	$99,098	$113,267	$121,770

Supplemental cash flow information:
Cash paid for interest	$53,592	$39,714	$22,138	$1,496
Cash paid for income taxes	$3,357	$3,615	$1,121	$208
Supplemental non-cash disclosure due to acquisition by Hughes Communications, Inc.:
Increase in assets		$51,471
Increase in liabilities		40,118

Increase in net assets		$11,353

See accompanying Notes to the Financial Statements.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS

Note 1: Organization

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we”) is a Delaware limited liability company, formed on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of December 31, 2007, there were 95,000 Class A membership interests outstanding and 4,650 Class B membership interests outstanding.

The Company became a wholly-owned subsidiary of HCI on January 1, 2006. The Company’s financial statements from that date forward have been consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect HCI’s basis in HNS in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract D-97, “Push-Down Accounting.” The following summarizes the series of transactions that resulted in the Company becoming a wholly-owned subsidiary of HCI:

•

On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”), and DTV Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its very small aperture terminal (“VSAT”), mobile satellite and terrestrial microwave businesses along with certain portions of its investment in SPACEWAY, a satellite-based broadband network system. In return, the Company made payments to DTV Networks totaling approximately $200.7 million, including certain adjustments related to the value of the Company’s working capital (as defined in the December 2004 Agreement).

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

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 2: Description of Business

We are a telecommunications company that provides broadband satellite network services and systems to the international and domestic enterprise markets. We also provide satellite Internet access to North American consumers and small and medium sized businesses, such as small office and home office users, which we refer to as Consumer. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements. VSAT networks utilize satellite communications as a means of connecting participants in private and shared data networks and are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video.

In addition, we provide hardware and point-to-multipoint networking systems solutions to customers with mobile satellite or telematics voice and data systems or terrestrial microwave radio transmission systems, respectively. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us. With the VSAT systems, we provide ongoing network support services under contracts with our mobile satellite or terrestrial transmission systems customers.

We recently launched our SPACEWAY™ 3 satellite (“SPACEWAY 3”) to support the growth of our Consumer and enterprise business. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. We believe that SPACEWAY 3 will allow us to expand our business by increasing our addressable market in all North American markets and offer North American enterprise and Consumer customers faster communication rates.

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

Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for the Business and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 included herein are referred to herein as “Prior Predecessor” results; the financial results for the period from April 23, 2005 through December 31, 2005 included herein are referred to herein as “Predecessor” results; and the financial results for the years ended December 31, 2007 and 2006 of the Company included herein are referred to herein as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts. As of January 1, 2006, the Company became a wholly owned subsidiary of HCI. The Company’s financial statements from that date forward are consolidated by HCI and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in HNS in accordance with SFAS No. 141 and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting”. DTV Networks participated in DIRECTV’s centralized cash management system. DIRECTV used concentration accounts to sweep DTV Networks’ cash receipts to its banks and provided cash to DTV Networks as needed for operating purposes. Accordingly, DIRECTV had provided funding for the working capital and capital expenditure requirements of DTV Networks in the form of equity capital contributions having no formal repayment terms or interest requirements.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

DIRECTV performed certain functions for DTV Networks that are now separately performed by the Company as a stand-alone entity. The functions performed by DIRECTV that have been replaced by the Company include the treasury, audit and income tax functions. The Prior Predecessor financial statements reflect the Company’s estimate of the costs that were incurred by DIRECTV on the Company’s behalf for these functions. In addition, DIRECTV performed the Company’s risk management function and DTV Networks participated in certain employee benefit programs that were administered by DIRECTV, and DIRECTV allocated to DTV Networks its portion of the costs of these functions and programs. Costs for these functions and programs were allocated on a specific identification basis or a methodology consistent with the nature of the service, such as payroll or headcount. Management believes the allocation methodology is reasonable.

Subsequent to the April 2005 Transaction, the Company established its own risk management and employee benefit programs. The costs of the services performed by DIRECTV for DTV Networks and the allocations of risk management and employee benefit program costs reflected in the financial statements amounted to $11.3 million for the period January 1, 2005 to April 22, 2005.

Although management believes that the actual costs the Company incurs on a stand-alone basis are not materially different than the costs reflected in the Prior Predecessor financial statements, the Prior Predecessor financial information included herein may not reflect the financial position, results of operations, and cash flow of the Company had it been a separate stand-alone entity during the periods presented.

On March 27, 2006, the Company entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides the Company, through its officers and employees, with general support, advisory and consulting services in relation to HNS’ business. HNS paid a quarterly fee of $250,000 for these services. In addition, the Company reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain executives plus a 2% service fee. On March 15, 2007, we entered into an amendment to the management and advisory services agreement that eliminated the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

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

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 4% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Prior to the third quarter of 2005, the Company leased certain VSAT hardware under operating leases with customers which were funded by third party financial institutions, the terms of which the Company retained a financial obligation to the financial institution (such leases, “VSAT leases”). Under the VSAT leases, the Company received cash from the financial institution for a substantial portion of the aggregate lease rentals at the inception of the operating lease, and the Company recognized a corresponding liability to the financial institution for those transactions. The Company capitalized the book value of the installed equipment used to provide services to the customer as VSAT operating lease hardware and depreciated those costs over the term of the customer lease agreement. Hardware lease revenues for VSAT leases were recognized over the term of the operating lease.

Subsequent to the third quarter of 2005, the Company amended its arrangements with the financial institutions financing the VSAT leases, and the Company ceased to retain a continuing obligation to the financial institutions for any new transactions. For such leases, hardware revenues are recognized at the inception of the transaction since there is no ongoing performance obligation. In 2007 and 2006, we recognized $22.5 million and $10.2 million, respectively, of hardware sales under the terms of the new arrangement.

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

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from net operating losses of HNS occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

represents taxes associated with our international subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations.

In July 2006, the Financial Accounting Standard Board (“FASB”) issued Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company did not identify any significant unrecognized tax benefits and therefore, did not book any related liability. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed consolidated statements of operations.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141 (R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. However, for business combinations completed prior to the effective date, we will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. We are still assessing the full impact of this standard on our future consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Balance Sheets. At December 31, 2007 and 2006, the Company had $4.8 million and $5.2 million of restricted cash, respectively, which secures certain of our letters of credit. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through July 2015.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s marketable securities consist of investment-grade debt securities. The Company classifies all debt securities with original maturities of more than ninety days as available-for-sale investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts over the contractual lives of the securities, which is included in Interest income in the accompanying Statements of Operations.

There were no investments classified as trading or held-to-maturity at December 31, 2007 and 2006.

Property and Depreciation

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to thirty years. In conjunction with the January 2006 Transaction, the Company revalued all of its assets held at January 1, 2006 in accordance with SFAS No. 141 “Business Combination”, and the historical bases of those assets were adjusted to their estimated fair market value. Land is carried at cost, and land improvements are depreciated over ten years. Buildings are depreciated over thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease term.

A significant component of our property and equipment mainly consists of construction in progress related to SPACEWAY 3 satellite costs, including costs associated with the construction of the SPACEWAY, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other related miscellaneous costs. We expect to amortize and depreciate the capitalized costs related to SPACEWAY 3 over the estimate useful lives of the satellite or related assets when we introduce service on the SPACEWAY network, which is expected in the first quarter of 2008.

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

Life (Years)
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	10

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations. Debt issuance costs are amortized using the effective interest method with such amortization included in Interest expense in the accompanying Statements of Operations. For the years ended December 31, 2007 and 2006, we amortized $0.9 million and $1.1 million, respectively, of debt issuance costs related to the senior notes and term indebtedness. At

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

December 31, 2007 and 2006, the Company had $11.7 million and $9.1 million, respectively, of unamortized debt issuance costs.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. Beginning in May 2007, the Company began to offer only 24 months service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2007 and 2006, the Company had $28.6 million and $19.3 million of SAC.

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

Software Development Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $8.3 million and $6.2 million for the years ended December 31, 2007 and 2006, respectively.

Foreign Currency

Certain foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in accumulated other comprehensive income (loss) (“OCI”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of OCI.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to APB No. 18—“The Equity Method of Accounting for Investments in Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

At December 31, 2007, we have equity investments of $8.3 million in Escort Motors Ltd. and cost basis investments of $1.5 million in Comat Technologies. At December 31, 2006, our equity investment in Escort Motors Ltd. was $8.3 million at and there was no cost investment.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximated fair value at December 31, 2007 and 2006.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

The Company enters into interest rate swaps from time to time to manage its interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in the current period earnings.

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2007 and 2006, we had purchased foreign exchange contracts totaling $3.7 million and $1.5 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2007. All of the forward exchange contracts outstanding at December 31, 2007 expire in 2009.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123R on January 1, 2006. SFAS No. 123R requires entities to recognize compensation expense for all share-based payments to employees, including stock options, based on the estimated fair value of the instrument on the date it is granted. The expense is recognized over the vesting period of the award. SFAS No. 123R provides entities two transition methods. The Company has elected to use the modified prospective method. Under the modified prospective method, compensation expense is recognized beginning with the effective date for all awards granted to employees prior to the effective date that are unvested on the effective date.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2008 and prohibits early adoption.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141 (R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141 (R) will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. However, for business combinations completed prior to the effective date, we will apply the requirements of SFAS No. 109, as amended by this statement which may result in an adjustment to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations. We are still assessing the full impact of this standard on our future consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities, and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has evaluated SFAS No. 159 relative to its financial statements and determined that the utilization of fair value reporting is not appropriate for the Company’s current financial instruments.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. SFAS 157 has minimal impact on the Company’s financial position, results of operations or cash flows.

Note 4: Acquisition by HCI

Upon the closing of the January 2006 Transaction, the Company became a wholly owned subsidiary of HCI. In accordance with SFAS No. 141 and EITF D-97, the Company has allocated the total purchase price paid by SkyTerra and HCI in the April 2005 Transaction and the January 2006 Transaction to assets acquired and liabilities assumed at their estimated fair value. Management determined the fair value considering a number of factors. The excess of the fair value of the net assets acquired over the amount paid of approximately $369.0 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

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

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized as follows (in thousands):

	Fair Market Value of Net Assets	Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$448,710	$-	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	-	(245,940)
Long-term debt and other liabilities	(379,292)	-	(379,292)
Minority interests	(6,818)	-	(6,818)

Total liabilities	(632,050)	-	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

The fair value of intangible assets was based, in part, on a valuation using an income approach. Intangible assets, after reduction for the pro-rata allocation of negative goodwill are as follows (in thousands):

Amount
Backlog	$13,385
Patented technology	10,994
Customer relationships	7,170
Trademarks	5,258

Total	$36,807

The weighted average amortization period for the intangibles is approximately 6.8 years.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 5: Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows dollars (in thousands):

	Cost Basis	Gross Unrealized		Estimated Fair Values
		Gains	Losses
December 31, 2007:
Municipal bonds	$9,139	$56	$-	$9,195
Government agencies	2,027	2	-	2,029

Total available-for-sale securities	$11,166	$58	$-	$11,224

December 31, 2006:
Corporate bonds	$10,017	$-	$(15)	$10,002
Government agencies	93,478	10	(24)	93,464

Total available-for-sale securities	$103,495	$10	$(39)	$103,466

The unrealized gains at December 31, 2007 were attributable to changes in interest rates of investments. The Company has the intent and ability to hold these securities until the securities mature. All marketable securities held by the Company at December 31, 2007 will mature in 2008.

Note 6: Receivables, Net

Receivables, net consist of the following (dollars in thousands):

	December 31,
	2007	2006
Trade receivables	$176,835	$154,799
Contracts in process	39,656	33,748
Other receivables	2,300	2,305

Total receivables	218,791	190,852
Allowance for doubtful accounts	(9,060)	(10,158)

Total receivables, net	$209,731	$180,694

Trade receivables included $2.7 million and $4.0 million of amounts due from affiliates at December 31, 2007 and 2006, respectively.

Advances and progress billings offset against contracts in process amounted to $27.0 million and $14.6 million at December 31, 2007 and 2006, respectively. The Company expects to collect the $33.3 million, $2.4 million, $2.2 million and $1.8 million in 2008, 2009, 2010 and 2011, respectively, of contracts in process recorded at December 31, 2007.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 7: Inventories

Inventories consist of the following (in thousands):

	December 31,
	2007	2006
Production materials and supplies	$10,926	$11,689
Work in process	15,147	11,676
Finished goods	39,681	37,915

Total inventories	$65,754	$61,280

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

In June 2006, the Company decided to shift its primary focus exclusively to the broadband market. As a result, the Company evaluated the narrowband products in its inventory and recorded a charge of $11.9 million to reduce the net book value of its narrowband products to their net realizable value. Substantially all of these products were disposed of during 2006. This charge was included in cost of hardware products sold during the second quarter of 2006 and primarily related to the North America VSAT segment.

Note 8: Property, Net

Property, net consists of the following (dollars in thousands):

	Estimated Lives (years)	December 31,
		2007	2006
Land and improvements	10 -30	$5,909	$5,650
Buildings and leasehold improvements	1 - 30	23,450	22,301
Machinery and equipment	3 - 5	85,807	57,877
VSAT operating lease hardware	2 - 5	43,029	45,311
Furniture, fixtures, and office machines	3 - 7	812	566
Construction in progress – SPACEWAY	-	360,777	208,502
– Other	-	19,270	8,483

Total property		539,054	348,690
Accumulated depreciation		(59,078)	(36,193)

Total property, net		$479,976	$312,497

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third party financial institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for the certain contracts HNS has retained certain ongoing obligations relating to the equipment. For those contracts, VSAT operating lease hardware costs are depreciated and such depreciation is recorded in cost of hardware products sold over the term of the operating lease.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

During 2007 and 2006, depreciation expense for property was $31.5 million and $36.1 million, respectively.

SPACEWAY

In connection with the April 2005 Transaction, we acquired the SPACEWAY 3 satellite, related network operations center facilities, certain other ground facilities and equipment, intellectual property rights and the right to purchase one or more SPACEWAY satellites to be manufactured by Boeing in the future. SPACEWAY 3 is a next generation broadband satellite system, with a unique architecture for broadband data communications. Designed for operational flexibility, the system will greatly enhance data communication capacity and efficiencies. Our SPACEWAY 3 satellite was successfully launched in August 2007, and is presently undergoing system testing with the associated ground network. We plan to introduce service in North America on the SPACEWAY network in the first quarter of 2008. For the years ended December 31, 2007 and 2006, we capitalized $12.1 million and $1.9 million, respectively, of interest related to the construction of the SPACEWAY 3 satellite.

Note 9: Intangible Assets, Net

Intangible assets, net consist of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31, 2007:
Backlog and customer relationships	4 - 8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8 - 10	15,234	(3,800)	11,434

Total intangible assets, net		$34,801	$(12,288)	$22,513

December 31, 2006:
Backlog and customer relationships	4 - 8	$20,555	$(4,244)	$16,311
Patented technology and trademarks	8 - 10	16,252	(1,900)	14,352

Total intangible assets, net		$36,807	$(6,144)	$30,663

We amortize the recorded values of our intangible assets over their estimated useful lives. We recorded $6.1 million for each of the years ended December 31, 2007 and 2006 of amortization expense related to intangible assets. As of December 31, 2007, we reduced the cost basis of our intangible assets by approximately $2.0 million on a pro-rata basis, as a result of the application of SFAS No. 109, “Accounting for Income Taxes.” This reduction related to the reversal of the German and United Kingdom (“U.K.”) subsidiaries’ valuation allowances associated with the utilization of the net operating losses, which reduces the basis of our intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired net operating loss (“NOL”) carryforwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption on January 1, 2009 of SFAS No. 141 (R), any benefit realized from the utilization of the German and U.K. NOL carryforwards will be recorded as a reduction to income tax expense. See “Note 13—Income Taxes” for further discussion.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Estimated future amortization expense at December 31, 2007 will be as follows (in thousands):

			Amount
Year ending December 31,
2008			$5,640
2009			5,640
2010			2,568
2011			2,568
2012			2,568
Thereafter			3,529

Total estimated future amortization expense			$22,513

Note 10: Accrued Liabilities Accrued liabilities consist of the following (in thousands):
		December 31,
		2007	2006
Progress billings to customers		$53,610	$38,272
Accrued and other liabilities		62,155	46,449
Payroll and other compensation		31,330	29,830
Amount due to DIRECTV		20,230	-
Accrued interest expense		9,811	9,025

Total accrued liabilities		$177,136	$123,576

Note 11: Short-Term Borrowings and Long-Term Debt Short-term borrowings and current portion of long-term debt consist of the following (dollars in thousands):
		December 31,
	Interest Rates	2007	2006
VSAT hardware financing—current portion	8.00% - 12.00%	$10,883	$23,761
Revolving bank borrowings	9.50% - 14.25%	2,897	2,174
Term loans payable to banks—current portion	12.25%	1,015	1,275

Total short term borrowings and current portion of long-term debt		$14,795	$27,210

At December 31, 2007, the Company had outstanding revolving bank borrowings of $2.9 million, which had a weighted average variable interest rate of 10.59%. These borrowings were obtained by our subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $2.2 million at December 31, 2007.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following (dollars in thousands):

		December 31,
	Interest Rates	2007	2006
Senior notes	9.50%	$450,000	$450,000
Term loans payable to banks	7.62% - 12.25%	115,254	1,133
VSAT hardware financing	8.00% - 12.00%	12,507	18,057

Total long-term debt		$577,761	$469,190

On April 13, 2006, we completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (“Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. We used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings of the existing first and second lien term loans in full. At December 31, 2007 and 2006, interest accrued on the Senior Notes was $9.0 million.

The Company has a secured $50 million revolving credit facility (“Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the revolving loans, if any, is based on, at the Company’s option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, the Company’s direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

On April 13, 2006, the issuer of the Revolving Credit Facility was changed from J.P. Morgan Chase (“JPM”) to Bank of America (“BOA”). Letters of credit issued under the JPM Revolving Credit Facility prior to April 13, 2006 remained in place between the parties to the letters of credit and JPM. At that date, JPM was issued a letter of credit under the BOA Revolving Credit Facility for the amount of outstanding letters of credits totaling $13.9 million. As the JPM letters of credit expire, the letter of credit issued to JPM under the BOA Revolving Credit Facility is reduced. New letters of credit and renewals of existing letters of credit are issued under the BOA Revolving Credit Facility. As of December 31, 2007, $0.1 million remained outstanding on the letter of credit issued to JPM and $12.5 million on other outstanding letters of credit issued under the BOA Revolving Credit Facility. There were no borrowings outstanding with respect to the BOA Revolving Credit Facility. At December 31, 2007, we have issued letters of credit totaling $12.6 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2007 was $37.4 million.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing Senior Notes and existing Revolving Credit Facility. HNS Finance Corp., a wholly owned subsidiary of us and co-issuer of the Senior Notes, is a co-borrower under the Term Loan Facility. The interest on the Term Loan Facility is paid quarterly, starting on May 29, 2007, at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default provisions, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% plus 2.50% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. The security for our interest obligation to Bear Stearns Capital Markets, Inc. under the Swap Agreement is the same as the security for the Revolving Credit Facility. Interest expense based on the Swap Agreement of the Term Loan Facility was $7.6 million for the year ended December 31, 2007.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. We were in compliance with all of our debt covenants at December 31, 2007.

In connection with certain commercial VSAT sales, we enter into long-term operating leases (generally two to five years) for the use of the VSAT hardware installed at a customer’s facilities. We had an arrangement with two financial institutions to borrow against the future operating lease revenues at the inception of the operating lease. When amounts are funded under these arrangements, customer credit risk for the operating lease passes to the financial institution. The financial institution receives title to the equipment and obtains the residual rights to the equipment after the operating lease with the customer has expired. For a portion of the transactions with the financial institutions, we have retained a continuing obligation to the financing institution to indemnify it from losses we may incur (up to the original value of the hardware) from non-performance of our system (a “Non-Performance Event”). Since the inception of the borrowing program in 1997, we have not been required to make any indemnification payments for a Non-Performance Event; however, we incurred nominal costs in a period prior to 2002 to re-establish service for a group of customers who were impacted by the failure of a third party satellite. We have not provided a reserve for a Non-Performance Event because it believes that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

Note 12: Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. For the year ended December 31, 2007, the Company recorded a loss in other comprehensive loss of approximately $5.5 million associated with the fair market valuation of the interest rate swap. The net interest cost related to the Term Loan Facility and the Swap Agreement is paid quarterly starting on May 29, 2007 and estimated to be approximately $8.8 million for each of the years ended December 31, 2008 through 2013 and $3.3 million for the year ended December 31, 2014. For the year ended December 31, 2007, we recorded $7.6 million interest expense on the Term Loan Facility.

Fair Value

The carrying values of cash and cash equivalents; receivables, net; other assets; accounts payable; debt (except the Senior Notes as described below) and amounts included in Other long-term liabilities in the accompanying Balance Sheets that meet the definition of financial instruments approximated fair value at December 31, 2007.

The fair values of the interest rate swap and the Senior Notes are based on market quotes and valuations and represent the net amounts required to terminate the position, taking into consideration market rates and counterparty credit risk. The $5.5 million of liabilities recorded for the interest rate swap at December 31, 2007 are stated at fair value. At December 31, 2007 the carrying value and fair value of the Senior Notes were $450.0 million and $457.9 million, respectively.

Note 13: Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. As a result of the transactions described in Note 1, our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s income tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the domestic tax benefits of HNS occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks.

Our income tax expense represents taxes associated with our foreign subsidiaries, and with states that tax limited liability companies as corporations. Foreign income taxes for HNS’ consolidated foreign subsidiaries are reflected in the financial statements. This includes deferred tax assets of $3.0 million and $0.7 million respectively from our India and Brazil subsidiaries as of December 31, 2007.

The Company’s German and United Kingdom (“U.K.”) subsidiaries have approximately $37.3 million and $12.8 million of net operating loss (“NOL”) carryforwards, respectively. The NOL carryforwards of the U.K. subsidiary are reported as a deferred tax asset on HCI’s financial statements, due to their being the HNS’ Class A member, because the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes. As such, the U.K. subsidiary’s net income or loss is reported on HNS’ partnership income tax return and subsequently allocated to its member, HCI. The NOL carryforwards are available to reduce future U.S. or U.K. taxable income and do not have an expiration if used to reduce U.K. taxable income. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not have an expiration. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. As the German and U.K. subsidiaries have not met the “more likely than not” criteria of SFAS No. 109, the Company

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

maintained a full valuation allowance on the German and U.K. NOL carryforwards as of December 31, 2007. During 2007, the German and U.K. subsidiaries utilized $3.5 million and $1.4 million, respectively, of their NOL carryforwards to offset taxable income. As required by SFAS No. 109, paragraph 30, regarding accounting for business combinations, the 2007 reversal of the German and U.K. subsidiaries’ valuation allowances associated with the utilization of the NOL carryforwards reduces the basis of our intangible assets. Intangible assets may be subject to additional reductions to the extent the acquired NOL carryforwards of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption on January 1, 2009 of SFAS No. 141 (R), any benefit realized from utilization of the German and U.K. NOL carryforwards will be recorded as a reduction to income tax expense.

Income tax expense included taxes on income earned by the Company’s subsidiaries in India, Brazil and Europe for the years ended December 31, 2007 and 2006 and the periods April 23, 2005 though December 31, 2005 and January 1, 2005 through April 22, 2005. The components of income (loss) from continuing operations before the provision for income taxes and the corresponding income tax expense are as follows (in thousands):

	Successor		Predecessor	Prior Predecessor
	Year Ended December 31,		April 23 - December 31, 2005	January 1 - April 23, 2005
	2007	2006
Components of income (loss) from continuing operations before the provision for income taxes:
Domestic	$45,273	$13,654	$(3,241)	$20,734
Foreign	9,927	8,887	50,116	(43,342)

Total	$55,200	$22,541	$46,875	$(22,608)

Components of income tax expense (benefit):
Current income tax expense (benefit):
Foreign	$2,850	$3,276	$693	$180
State	-	-	-	-
Federal	-	-	-	-

Total current income tax expense (benefit)	2,850	3,276	693	180

Deferred income tax expense (benefit):
Foreign	2,466	-	-	-
State	-	-	-	-
Federal	-	-	-	-

Total deferred income tax expense (benefit)	2,466	-	-	-

Total income tax expense (benefit)	$5,316	$3,276	$693	$180

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes.” The interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. FIN 48 requires increased

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

disclosures and also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods. FIN 48 is effective as of the beginning of an entity’s first fiscal year that starts after December 15, 2006.

At the adoption of FIN 48 on January 1, 2007, the Company did not identify any significant uncertain tax positions and, therefore, did not record any transition adjustments. In addition, the Company did not identify any significant uncertain tax positions during 2007. Furthermore, the Company did not accrue any interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed statements of operations. The Company does not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States—Federal	2005 and forward
United States—Various States	2005 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 14: Employee Share-Based Payments and Other Benefits

In January 2006, HCI’s Board of Directors approved HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers and other employees of HCI and its wholly-owned subsidiaries, advisors and consultants who are selected by HCI’s compensation committee for participation in the Plan. Unless earlier terminated by HCI’s Board of Directors, the Plan will expire on the tenth anniversary of the date of its adoption. Termination of the Plan is not intended to adversely affect any award that is then outstanding without the award holder’s consent. HCI’s Board of Directors may amend the Plan at any time. Plan amendments are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and HCI must obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

The Plan provides for the issuance of up to 2,700,000 shares of HCI’s common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, HCI’s Board delegated to the Chief Executive Officer (“CEO”) the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to HCI’s & our employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued Restricted Stock Awards and Restricted Stock Units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

HCI also issues shares under the Plan to its directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

grant. In March 2006, HCI issued Restricted Stock Award of 14,000 shares each to four of its officers. These restricted shares vest within two years of the date of issuance.

The Company and HCI account for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. The costs of the Plan are allocated from the Company to HCI based upon specific identification of employee costs. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to the restricted stock awards, issued to HCI’s executives and our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of approximately $2.9 million and $1.2 million, respectively. As of December 31, 2007, the Company had $8.3 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 3 years.

Restricted Stock Awards

The following table summarizes changes in our restricted stock awards granted:

	December 31,
	2007	2006
Unvested balance at January 1,	213,500	-
Shares issued	71,300	214,800
Shares forfeited	(10,950)	(1,300)

Unvested balance at December 31,	273,850	213,500

Restricted Stock Units

The following table summarizes changes in our restricted stock units granted only to our international employees:

	December 31,
	2007	2006
Unvested balance at January 1,	8,700	-
Units issued	3,000	8,700
Units forfeited	(1,000)	-

Unvested balance at December 31,	10,700	8,700

Bonus Unit Plan

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to certain of its employees. The bonus units provide for time vesting over five years subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if a participant is still employed by the Company on July 14, 2008, the participant’s vested bonus units at such time will be exchanged for shares of HCI’s common stock. A second exchange will take place on July 14, 2010 for participants in the Bonus Unit Plan that are still employed by the Company at such time. The number of shares of HCI common stock to be issued upon each such exchange would be based upon the fair market value of such

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

vested bonus unit divided by the closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the Company determined that the fair value of the bonus units on the grant date was approximately $1.2 million based on the estimate increase in the fair market value of the Company’s net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction. The Company has estimated forfeitures of approximately 13% over the life of the Bonus Unit Plan. As of December 31, 2007 there were 168 participants in the Bonus Unit Plan. Pursuant to SFAS No. 123(R), this amount is being amortized over the five year vesting period beginning on the date of grant. The Company recognized compensation expense of $0.2 million for each of the years ended December 31, 2007 and 2006.

The following table summarizes changes in the bonus units under the Bonus Unit Plan:

	December 31,
	2007	2006
Unvested balance at January 1,	4,255,000	4,400,000
Forfeited	(80,000)	(145,000)

Unvested balance at December 31,	4,175,000	4,255,000

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of HNS’ senior management and a director. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by the Company after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of the Company’s assets or income earned by the Company prior to the issuance of the Class B membership interests. As of December 31, 2007, there were 4,650 Class B membership interests outstanding, representing approximately 4.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 3.0 times on its investment in HNS. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of HNS, HCI has received a cumulative total return of at least 5.0 times on its investment in HNS. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of HNS. At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by average closing trading price of HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, no compensation expense was recorded in connection with the issuance of the Class B membership interests in 2005, and approximately $0.1 million was recorded for each of the years ended December 31, 2007 and 2006.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 15: Other Benefits

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to $15,500 limit in 2007 per the Internal Revenue Service (“IRS”). Employee contributions are immediately vested. The Company will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2007 and 2006, the Company matching contributions were $6.4 million and $6.2 million, respectively.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,000 in 2007, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Plan

Effective April 22, 2005, HNS established the Long-Term Cash Incentive Plan (the “Cash Plan”), which was designed to compensate a select group of employees chosen by the Company’s senior management. The Cash Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if: (i) the individual remains employed by HNS through April 22, 2009 and (ii) HNS successfully attains its earnings before interest, income tax, depreciation and amortization (“EBITDA”) goal for 2008, which will be determined in March 2008.

As of December 31, 2007, the Plan has 88 participants and a maximum payout (if all remain employed and the EBITDA goal is achieved) of approximately $14.2 million. If HNS successfully attains its EDITDA goal for 2008, each participant who remains continuously employed by HNS shall be paid in the form of a lump-sum cash award on or about April 22, 2009. If HNS does not achieve its EBITDA goal for 2008, no payout will be made.

Note 16: Segment Data and Geographic Data

The Company’s operations have been classified into four reportable segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Selected financial information for the Company’s operating segments is as follows (in thousands):

	North America VSAT Segment	International VSAT Segment	Telecom Systems Segment	Corporate Segment	Total
Successor As of and For the Year Ended December 31, 2007

Revenues	$615,716	$214,833	$139,526	$-	$970,075
Operating income	$44,259	$19,637	$25,911	$-	$89,807
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$45,860
Assets	$610,950	$214,231	$66,215	$220,612	$1,112,008
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$248,180

Successor As of and For the Year Ended December 31, 2006

Revenues	$573,867	$193,370	$90,988	$-	$858,225
Operating income	$35,625	$3,178	$18,871	$-	$57,674
Depreciation and amortization	$39,224	$6,861	$2,374	$-	$48,459
Assets	$450,671	$185,926	$44,774	$231,019	$912,390
Capital expenditures	$75,786	$8,109	$3,075	$6,637	$93,607

Predecessor April 23—December 31, 2005

Revenues	$382,169	$156,453	$44,846	$-	$583,468
Operating income	$38,388	$18,427	$9,793	$-	$66,608
Depreciation and amortization	$21,628	$5,450	$131	$-	$27,209
Assets	$378,714	$211,478	$33,480	$132,852	$756,524
Capital expenditures	$54,791	$9,437	$514	$1,823	$66,565

Prior Predecessor January 1—April 22, 2005

Revenues	$153,216	$46,482	$23,743	$-	$223,441
Operating income (loss) income	$(16,708)	$(6,818)	$2,447	$-	$(21,079)
Depreciation and amortization	$11,864	$1,839	$31	$-	$13,734
Assets	$332,599	$184,071	$46,190	$139,784	$702,644
Capital expenditures	$23,187	$2,152	$291	$555	$26,185

Revenues by geographic area are summarized by customers’ location as follows (in thousands):
		Successor		Predecessor	Prior Predecessor
		Year ended December 31,		April 23 - December 31, 2005	January 1 - April 22, 2005
		2007	2006
North America		$725,673	$665,304	$411,406	$163,953
Africa, Asia and the Middle East		125,043	104,873	79,092	38,143
Europe		88,366	66,694	78,731	17,212
South America and the Caribbean		30,993	21,354	14,239	4,133

Total revenues		$970,075	$858,225	$583,468	$223,441

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Individual countries with significant revenues are as follows (in thousands):

	Successor		Predecessor	Prior Predecessor
	Year ended December 31,		April 23 - December 31, 2005	January 1 - April 22, 2005
	2007	2006
United States	$717,251	$638,927	$385,706	$161,805

Property, net is summarized by physical locations are as follows (in thousands):

	Year ended December 31,
	2007	2006
North America:
United States	$461,920	$304,967
Mexico	5	3

Total North America	461,925	304,970
Africa, Asia and the Middle East	8,260	2,671
Europe	5,136	2,589
South America and the Caribbean	4,655	2,267

Total property, net	$479,976	$312,497

Note 17: Transactions with Related Parties

In the ordinary course of its operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. In addition, the Company purchases certain management services from HCI and certain advertising services from DIRECTV. Related parties previously included News Corporation, who became a related party on December 23, 2003 when it purchased a minority interest in DIRECTV from General Motors Corporation (“GM”), and its affiliates, including DIRECTV and its affiliates. In connection with the January 2006 Transaction, News Corporation and its affiliates, including DIRECTV and its affiliates, ceased to be related parties as of January 1, 2006. Subsequent to the April 2005 Transaction, related parties include Apollo Management, L.P. and its affiliates (“Apollo”), which includes SkyTerra, HCI, Intelsat Holding Ltd. and other satellite related companies.

Management Agreement with HCI

On March 27, 2006, we entered into a management and advisory services agreement with HCI, our Parent. Under this agreement, HCI provides us, through its officers and employees, general support, advisory, and consulting services in relation to the Company’s business. Pursuant to the agreement, we paid a quarterly fee of $250,000 for these services and reimbursed HCI for out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of compensation of certain HCI’s executives plus a 2% service fee. On March 15, 2007, the management and advisory services agreement was amended to eliminate the quarterly fee of $250,000 that the Company paid for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Hughes Systique Corporation

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President and HCI’s CEO and President, and certain former employees of HNS, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. At December 31, 2007, on an undiluted basis, HCI owned approximately 24% of the outstanding shares of Hughes Systique and our CEO and his brother owned an aggregate of approximately 20% of the outstanding shares of Hughes Systique. In addition, our CEO and a member of our Board of Managers and HCI’s Board of Directors serve on the board of directors of Hughes Systique.

Intelsat Holdings Limited

At December 31, 2007, Apollo owned, directly or indirectly, approximately 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. The Company and its subsidiaries lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa.

Effective of February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore Intelsat is no longer related to us as of that date.

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate its SPACEWAY 3 satellite at an orbital position where such parties have higher-priority rights. The related parties are controlled by an affiliate of Apollo. A member of our Board of Managers and HCI’s Board of Directors is the Managing Director of one of the related parties, the Chief Executive Officer and President of the other related party and also owns a small interest in each. Another member of our Board of Managers and HCI’s Board of Directors is also a director of MLH. As part of the agreement, the Company agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2007, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Agreement with Hughes Telematics, Inc.

In July 2006, we granted a limited license to Hughes Telematics, Inc. (“HTI”), allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing development services and equipment to HTI.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby it agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. Management does not believe that this agreement with HTI and HTI’S customer, together with the letter agreement with HTI, will have a significant negative impact, if any, on us, and our financial position, results of operations or cash flows.

In January 2008, we entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we shall serve as the exclusive manufacturer and supplier of TCU’s for HTI. The total development phase of the agreement is currently valued at approximately $38.5 million, $20.0 million of which was the subject of authorizations to proceed issued previously by HTI for such development work through December 31, 2007.

HTI is controlled by an affiliate of Apollo. Our Parent, HCI, is controlled by Apollo. A member of our Board of Managers and HCI’ Board of Directors is the Chief Executive Officer and a director of HTI and owns approximately 1.0% of HTI’ s equity as of December 31, 2007. In addition, another member of our Board of Managers and HCI’s Board of Directors is a director of HTI and a senior partner of Apollo.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, we signed a sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base station. SkyTerra owned a majority of and controlled MSV as of December 31, 2007. Apollo owned approximately 15.3% of SkyTerra’s common equity and controlled approximately 29.8% of SkyTerra’s voting shares as of December 31, 2007. Three individuals affiliated with Apollo currently serve on SkyTerra’s board of directors. In addition, three members of our Board of Managers and HCI’s Board of Directors currently serve on the boards of directors of MSV and SkyTerra. Also, another member of HCI’s Board of Directors served as an officer of Apollo until August 31, 2006 and also serves on the board of directors of SkyTerra.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Successor		Combined Predecessor and Prior Predecessor
	Year Ended December 31,
	2007	2006	2005
Sales:
HTI	$22,301	$1,611	$-
MSV	10,093	2,520	1,795
Apollo and affiliates	1,419	17,861	-
Other	-	-	11,867

Total	$33,813	$21,992	$13,662

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

	Successor		Combined Predecessor and Prior Predecessor
	Year Ended December 31,
	2007	2006	2005
Purchases:
Intelsat	$119,961	$59,402	$14,951
Apollo and affiliates	6,052	15,617	500
Other	5,609	847	22,184

Total	$131,622	$75,866	$37,635

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):
	Successor
	December 31,
	2007	2006
Due from related parties:
HTI	$2,380	$-
Apollo and affiliates	205	1,892
MSV	94	2,152

Total	$2,679	$4,044

Due to related parties:
Intelsat	$12,311	$12,697
Apollo and affiliates	852	780
Other	310	115

Total	$13,473	$13,592

Note 18: Commitments and Contingencies

Litigation

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

Following a voluntary disclosure by DIRECTV and DTV Networks in June 2004, DIRECTV and DTV Networks entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations involving exports of technology related to the International VSAT segment primarily to China. As part of the Consent Agreement, which applies to the Company, one of the Company’s subsidiaries was debarred from conducting certain international business, although the Company may seek reinstatement in the future. In addition, the Company was required to enhance its export compliance program to avoid future infractions.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

On June 28, 2007, the Company initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch The Company’s SPACEWAY 3 satellite in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, the Company made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, the Company sent a notice of termination to Sea Launch and was entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Company’s payments and alleged that the Company breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. The Company’s arbitration filing is based on breach of contract and a violation of the California statute prohibiting unlawful and unfair business practices. The Company believes that Sea Launch’s purported justifications for refusing to refund its $44.4 million are without merit and that the Company is contractually entitled to a full refund of its payments under the express terms of the LSA. As a result, the Company intends to vigorously pursue the recovery of its $44.4 million in payments as well as any other relief to which it may be entitled as a consequence of Sea Launch’s wrongful refusal to refund the Company’s payments. The Company has recorded a deposit, included in Other assets in the accompanying Balance Sheets, in anticipation of the refund from Sea Launch.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Product Warranties

The Company warrants its hardware products over 12 to 24 months, depending on the products sold, following the date of installation. A large portion of its enterprise customers enter into maintenance agreements under which the Company recognizes revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

Changes in accrued warranty costs were as follows (in thousands):

	Successor		Predecessor	Prior Predecessor
	Year ended December 31,		April 23 - December 31, 2005	January 1 - April 22, 2005
	2007	2006
Balance beginning of period	$2,827	$4,054	$4,501	$3,833
Warranty cost accrual	3,881	2,452	2,069	1,887
Warranty costs incurred	(3,129)	(3,679)	(2,516)	(1,219)

Balance at end of period	$3,579	$2,827	$4,054	$4,501

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Leases

The Company has non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Expected future minimum payments under such leases at December 31, 2007 are as follow (in thousands):

Amount
Year ending December 31,
2008	$8,166
2009	4,147
2010	2,406
2011	1,844
2012	1,337
Thereafter	2,453

Total minimum lease payments	$20,353

Rental expenses under operating leases, net of sublease income, were $12.6 million for the year ended December 31, 2007 and $11.1 million for 2006, $10.3 million for the period from April 23, 2005 through December 31, 2005 and $6.2 million for the period January 1, 2005 through April 22, 2005.

The Company has non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2007 are as follow (in thousands):

Amount
Year ending December 31,
2008	$162,785
2009	94,442
2010	49,335
2011	21,819
2012	6,560
Thereafter	4,594

Total minimum lease payments	$339,535

Rental expenses under operating leases for transponder capacity were $188.5 million for year ended December 31, 2007, $167.9 million for year ended December 31, 2006, $94.0 million for the period from April 23, 2005 through December 31, 2005 and $42.0 million for the period January 1, 2005 through April 22, 2005.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $29.4 million that were undrawn at December 31, 2007. Of this amount, $12.6 million were issued under the Revolving Credit Facility, of which $0.8 million was issued to secure a bond to the Federal Communications Commission; $4.3 million was secured by restricted cash; $0.2 million related to an insurance bond; and $12.3 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, these obligations were scheduled to expire as follows: $13.3 million in 2008; $8.1 million in 2009; $1.8 million in 2010; and $6.2 million in 2011 and thereafter.

Pursuant to the terms of the December 2004 Agreement, the Company has limited rights with respect to its investment in the common stock of an unconsolidated affiliate carried in Other assets prior to June 30, 2007. The investment has been reclassified to Prepaid expenses and other in the accompanying Balance Sheets as of December 31, 2007. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. The shares must be returned to DIRECTV within three years of the closing of the April 2005 Transaction unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued liabilities in the accompanying Balance Sheets as of December 31, 2007. Prior to June 30, 2007, this commitment was included in Other liabilities in the accompanying Balance Sheets.

Upon closing of the April 2005 Transaction, the Company assumed responsibility for a satellite manufacturing contract with Boeing to complete construction of the SPACEWAY 3 satellite. The remaining obligation at that time was $49.0 million. Of this amount, $39.0 million was paid through December 31, 2007 and the remaining balance is due in the first half of 2008. In February 2007, the Company signed a contract with a launch services provider to launch the SPACEWAY 3 satellite, which was successfully launched on August 14, 2007. At December 31, 2007, the estimated cost of completing the satellite construction and other miscellaneous expense was expected to total approximately $11.3 million.

In July 2006, the Company entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC. (“MLH”) pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate its SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. As part of the agreement, we agreed to pay 95 West Co. an annual installments of $0.3 million in 2006, $0.75 million for each of the year ended December 31, 2007 through 2010 and $1.0 million for each of the year ended December 31, 2011 through 2016.

Note 19: Subsequent Events

Helius, Inc. (“Helius”)

On February 4, 2008, HCI completed the acquisition of Helius for up to $30.5 million as the result of the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of HCI (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). At the closing of the acquisition, HCI paid $10.5 million, after certain adjustments pursuant to the Merger Agreement. HCI is contingently obligated to pay up to an additional $20.0 million, if any, to be payable in April 2010 by HCI or Helius, as the surviving corporation, as additional purchase price, subject to Helius achieving the post-closing performance goals as set forth in the Merger Agreement.

HCI will begin to consolidate Helius’ financial statements as of the closing date and the basis of Helius’ assets and liabilities will be adjusted to their fair values. Helius’ net assets at the closing were approximately $0.6 million. In connection with the acquisition, HCI had incurred approximately $0.2 million of transaction costs, including legal, accounting and other costs directly related to the acquisition of Helius. These costs are included in Prepaid expenses and other in the accompanying Balance Sheets.

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Helius was founded in 1995 and provides broadcasting solutions focused on the data broadcasting and IP-over-satellite markets for nearly a decade. Helius offers a comprehensive portfolio of digital signage, training, distance learning, and content distribution network solutions. Helius is a privately held firm with funding from The Canopy Group. HCI believes that the acquisition of Helius will combine Helius’ customer base and skills as a recognized leader in providing business in internet protocol television solutions with the extensive broadband networking experience and customer base of HNS.

In February 2008, subsequent to the acquisition, HCI transferred its ownership of Helius to us. Helius will operate within our North America VSAT segment, due to the nature of its business activities, its customer base and similarities with the North America enterprise business.

Note 20: Supplemental Guarantor and Non-Guarantor Financial Information

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

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

The following represents the supplemental condensed financial statements of the Company and its Guarantor and Non-guarantor Subsidiaries.

Successor

Condensed Consolidating Balance Sheet as of December 31, 2007

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$113,530	$150	$15,547	$-	$129,227
Marketable securities	11,224	-	-	-	11,224
Receivables, net	158,540	15	68,919	(17,743)	209,731
Inventories	59,164	-	6,590	-	65,754
Prepaid expenses and other	26,638	83	15,410	-	42,131

Total current assets	369,096	248	106,466	(17,743)	458,067
Property, net	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	76,557	-	-	(76,557)	-
Other assets	168,084	5,881	-	-	173,965

Total assets	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008

Liabilities and equity
Accounts payable	$56,638	$11	$30,591	$(17,743)	$69,497
Short term borrowings	9,636	-	5,159	-	14,795
Accrued expenses and due to affiliates	156,460	-	34,149	-	190,609

Total current liabilities	222,734	11	69,899	(17,743)	274,901
Long-term debt	573,836	-	3,925	-	577,761
Other liabilities	5,813	-	713	-	6,526
Minority interests	-	5,350	-	-	5,350
Total equity	247,470	26,709	49,848	(76,557)	247,470

Total liabilities and equity	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Successor

Condensed Consolidating Balance Sheet as of December 31, 2006

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$92,988	$80	$6,030	$-	$99,098
Marketable securities	103,466	-	-	-	103,466
Receivables, net	137,223	28	59,824	(16,381)	180,694
Inventories	51,788	-	9,492	-	61,280
Prepaid expenses and other	26,381	81	12,713	-	39,175

Total current assets	411,846	189	88,059	(16,381)	483,713
Property, net	278,989	26,001	7,507	-	312,497
Investment in subsidiaries	68,365	-	-	(68,365)	-
Other assets	104,768	7,106	4,306	-	116,180

Total assets	$863,968	$33,296	$99,872	$(84,746)	$912,390

Liabilities and equity
Accounts payable	$45,555	$7	$28,600	$(16,381)	$57,781
Short term borrowings	22,988	-	4,222	-	27,210
Accrued expenses and due to affiliates	112,766	-	24,402	-	137,168

Total current liabilities	181,309	7	57,224	(16,381)	222,159
Long-term debt	466,990	-	2,200	-	469,190
Other liabilities	17,366	-	713	-	18,079
Minority interests	-	4,139	520	-	4,659
Total equity	198,303	29,150	39,215	(68,365)	198,303

Total liabilities and equity	$863,968	$33,296	$99,872	$(84,746)	$912,390

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Successor

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$845,501	$1,140	$148,128	$(24,694)	$970,075

Operating costs and expenses:
Costs of revenues	627,684	-	104,626	(20,603)	711,707
Selling, general and administrative	116,134	3,295	30,043	(4,091)	145,381
Research and development	17,036	-	-	-	17,036
Amortization of intangibles	6,144	-	-	-	6,144

Total operating costs and expenses	766,998	3,295	134,669	(24,694)	880,268

Operating income (loss)	78,503	(2,155)	13,459	-	89,807
Other income (expense):
Interest expense	(41,962)	-	(1,810)	-	(43,772)
Other income (expense), net	8,690	(286)	678	-	9,082
Equity in earnings of subsidiaries	4,670	-	-	(4,670)	-

Income (loss) before income tax expense	49,901	(2,441)	12,327	(4,670)	55,117
Income tax expense	(100)	-	(5,216)	-	(5,316)

Net income (loss)	$49,801	$(2,441)	$7,111	$(4,670)	$49,801

Successor

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$763,675	$969	$114,714	$(21,133)	$858,225

Operating costs and expenses:
Costs of revenues	568,040	-	87,541	(18,290)	637,291
Selling, general and administrative	108,621	2,157	26,113	(2,833)	134,058
Research and development	23,058	-	-	-	23,058
Amortization of intangibles	6,144	-	-	-	6,144

Total operating costs and expenses	705,863	2,157	113,654	(21,123)	800,551

Operating income (loss)	57,812	(1,188)	1,060	(10)	57,674
Other income (expense):
Interest expense	(44,973)	-	(1,224)	156	(46,041)
Other income (expense), net	8,561	(334)	2,674	(156)	10,745
Equity in loss of subsidiaries	(2,298)	-	-	2,298	-

Income (loss) before income tax expense	19,102	(1,522)	2,510	2,288	22,378
Income tax expense	-	-	(3,276)	-	(3,276)

Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Predecessor

Condensed Consolidating Statement of Operations for the Period April 23, 2005 to December 31, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$499,413	$468	$100,921	$(17,334)	$583,468

Operating costs and expenses:
Costs of revenues	359,563	-	70,792	(14,698)	415,657
Selling, general and administrative	63,656	2,567	18,514	(2,636)	82,101
Research and development	19,102	-	-	-	19,102

Total operating costs and expenses	442,321	2,567	89,306	(17,334)	516,860

Operating income	57,092	(2,099)	11,615	-	66,608
Other income (expense):
Interest expense	(21,786)	-	(1,357)	399	(22,744)
Other income, net	3,124	365	310	(399)	3,400
Equity in earnings of subsidiaries	8,141	-	-	(8,141)	-

Income (loss) before income tax expense	46,571	(1,734)	10,568	(8,141)	47,264
Income tax expense	-	-	(693)	-	(693)

Net income (loss)	$46,571	$(1,734)	$9,875	$(8,141)	$46,571

Prior Predecessor Condensed Combined Consolidating Statement of Operations for the Period January 1, 2005 to April 22, 2005 (In thousands)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$196,684	$278	$30,499	$(4,020)	$223,441

Operating costs and expenses:
Costs of revenues	157,713	-	24,753	(7,907)	174,559
Selling, general and administrative	44,124	204	8,384	(945)	51,767
Research and development	18,194	-	-	-	18,194

Total operating costs and expenses	220,031	204	33,137	(8,852)	244,520

Operating (loss) income	(23,347)	74	(2,638)	4,832	(21,079)
Other income (expense):
Interest expense	(1,078)	-	(553)	-	(1,631)
Other income, net	59	428	3,880	(4,000)	367
Equity in earnings of subsidiaries	1,843	-	-	(1,843)	-

Income (loss) before income tax expense	(22,523)	502	689	(1,011)	(22,343)
Income tax expense	-	-	(180)	-	(180)

Net (loss) income	$(22,523)	$502	$509	$(1,011)	$(22,523)

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Successor

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$49,801	$(2,441)	$7,111	$(4,670)	$49,801
Adjustments to reconcile net income (loss) to net cash flows from operating activities	21,375	3,706	15,652	4,670	45,403

Net cash provided by operating activities	71,176	1,265	22,763	-	95,204

Cash flows from investing activities:
Change in restricted cash	284	-	95	-	379
Purchases of marketable securities	(22,096)	-	-	-	(22,096)
Proceeds from sales of marketable securities	114,105	-	-	-	114,105
Expenditures for property and intangibles	(220,451)	(1,195)	(12,306)		(233,952)
Expenditures for capitalized software	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	382	-	134	-	516

Net cash used in investing activities	(142,004)	(1,195)	(12,077)	-	(155,276)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	376	-	376
Long-term debt borrowings	115,000	-	4,731	-	119,731
Repayment of long-term debt	(21,577)	-	(3,266)	-	(24,843)
Debt issuance cost	(2,053)	-	-	-	(2,053)

Net cash provided by financing activities	91,370	-	1,841	-	93,211

Effect of exchange rate changes on cash and cash equivalents	-	-	(3,010)	-	(3,010)

Net increase in cash and cash equivalents	20,542	70	9,517	-	30,129
Cash and cash equivalents at beginning of period	92,988	80	6,030	-	99,098

Cash and cash equivalents at end of period	$113,530	$150	$15,547	$-	$129,227

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Successor

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102
Adjustments to reconcile net income (loss) to net cash flows from operating activities	71,568	2,077	1,274	(2,288)	72,631

Net cash provided by operating activities	90,670	555	508	-	91,733

Cash flows from investing activities:
Change in restricted cash	(124)	-	(170)	-	(294)
Purchase of short-term investments, net	(89,254)	-	-	-	(89,254)
Expenditures for property and intangibles	(71,844)	(552)	(4,795)	-	(77,191)
Expenditures for capitalized software	(16,416)	-	-	-	(16,416)
Proceeds from sale of property	-	-	521	-	521

Net cash (used in) investing activities	(177,638)	(552)	(4,444)	-	(182,634)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(1,609)	-	(1,609)
Long-term debt borrowings	450,000	-	5,330	-	455,330
Repayment of long-term debt	(360,924)	-	(3,948)	-	(364,872)
Debt issuance cost	(11,668)	-	-	-	(11,668)

Net cash provided by (used in) financing activities	77,408	-	(227)	-	77,181

Effect of exchange rate changes on cash and cash equivalents	-	-	(449)	-	(449)

Net (decrease) increase in cash and cash equivalents	(9,560)	3	(4,612)	-	(14,169)
Cash and cash equivalents at beginning of period	102,548	77	10,642	-	113,267

Cash and cash equivalents at end of period	$92,988	$80	$6,030	$-	$99,098

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Predecessor

Condensed Consolidating Statement of Cash Flows for April 23, 2005 to December 31, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$46,571	$(1,734)	$9,875	$(8,141)	$46,571
Adjustments to reconcile net income (loss) to net cash flows from operating activities	24,713	233	13,794	8,141	46,881

Net cash provided by (used in) operating activities	71,284	(1,501)	23,669	-	93,452

Cash flows from investing activities:
Change in restricted cash	(6,766)	-	1,906	-	(4,860)
Net purchase of short-term investments	(13,544)	-	-	-	(13,544)
Expenditures for property	(46,993)	(408)	(6,293)	-	(53,694)
Proceeds from sale of property	441	42	780		1,263
Expenditures for capitalized software	(12,871)	-	-	-	(12,871)
Other, net	590	1,878	(2,244)	-	224

Net cash (used in) provided by investing activities	(79,143)	1,512	(5,851)	-	(83,482)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(3,309)	-	(3,309)
Net parent borrowings (repayments)	3,806	-	(3,806)	-	-
Long-term debt borrowings	17,940	-	942	-	18,882
Repayment of long-term debt	(25,815)	-	(5,407)	-	(31,222)

Net cash used in financing activities	(4,069)	-	(11,580)	-	(15,649)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2,824)	-	(2,824)

Net (decrease) increase in cash and cash equivalents	(11,928)	11	3,414	-	(8,503)
Cash and cash equivalents at beginning of period	114,476	66	7,228	-	121,770

Cash and cash equivalents at end of period	$102,548	$77	$10,642	$-	$113,267

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Prior Predecessor

Condensed Consolidating Statement of Cash Flows for January 1, 2005 to April 22, 2005

(In thousands)

	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(22,523)	$502	$509	$(1,011)	$(22,523)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	(23,334)	2,130	(9,980)	1,011	(30,173)

Net cash (used in) provided by operating activities	(45,857)	2,632	(9,471)	-	(52,696)

Cash flows from investing activities:
Change in restricted cash	1,978	-	-	-	1,978
Expenditures for property	(22,413)	(6)	(493)	-	(22,912)
Expenditures for capitalized software	(3,273)	-	-	-	(3,273)
Other, net	(590)	(2,612)	2,244	-	(958)

Net cash (used in) provided by investing activities	(24,298)	(2,618)	1,751	-	(25,165)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	871	-	871
Net parent repayments	(108,868)	-	-	-	(108,868)
Long-term debt borrowings	327,775	-	-	-	327,775
Debt issuance costs	(10,482)	-	-	-	(10,482)
Repayment of long-term debt	(27,150)	-	(2,991)	-	(30,141)

Net cash provided by (used in) financing activities	181,275	-	(2,120)	-	179,155

Effect of exchange rate changes on cash and cash equivalents	-	-	5,669	-	5,669

Net increase (decrease) in cash and cash equivalents	111,120	14	(4,171)	-	106,963
Cash and cash equivalents at beginning of period	3,356	52	11,399	-	14,807

Cash and cash equivalents at end of period	$114,476	$66	$7,228	$-	$121,770

HUGHES NETWORK SYSTEMS

NOTES TO THE FINANCIAL STATEMENTS—(Continued)

Note 21: Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
Revenue	$222,731	$234,109	$233,657	$279,578
Gross margin	$55,359	$61,831	$60,870	$80,308
Net income	$4,308	$11,178	$12,446	$21,869

2006:
Revenue	$196,792	$208,503	$209,615	$243,315
Gross margin	$50,669	$44,284	$55,453	$70,528
Net income (loss)	$194	$(4,428)	$12,142	$11,194

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Managers. Our Board of Managers is composed of four members. Each manager is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	61	Chief Executive Officer and President and Chairman of the Board of Managers
Grant A. Barber	48	Executive Vice President and Chief Financial Officer
Bahram Pourmand	61	Executive Vice President, International Division
T. Paul Gaske	54	Executive Vice President, North American Division
Adrian Morris	53	Executive Vice President, Engineering
Estil Hoversten	71	Senior Vice President
Tom Hsu	62	Senior Vice President, Terrestrial Microwave
Dan Fraley	62	Senior Vice President, Defense System Division and Advanced Development
Vinod Shukla	59	Senior Vice President, International Division
Bob Buschman	58	Senior Vice President, Telematics
John McEwan	55	Senior Vice President, Operations
John Corrigan	54	Senior Vice President, Engineering
Mike Cook	54	Senior Vice President, North America Sales and Marketing
Sandi Kerentoff	54	Senior Vice President, Administration and Human Resources
Ashok Mehta	53	Senior Vice President, Business Information Technology Services
Thomas J. McElroy	52	Senior Vice President and Controller
Robert Kepley	50	Senior Vice President, Engineering
George Choquette	50	Senior Vice President, Engineering
David Zatloukal	50	Senior Vice President, North American Operations
Dean A. Manson	41	Senior Vice President, General Counsel and Secretary
Deepak V. Dutt	63	Vice President and Treasurer
Jeffrey A. Leddy	52	Member of the Board of Managers
Andrew D. Africk	41	Member of the Board of Managers
Aaron J. Stone	35	Member of the Board of Managers

Pradman P. Kaul—Chief Executive Officer, President and Chairman of the Board of Managers. Mr. Kaul has been our Chief Executive Officer (“CEO”) and President since 2000. Mr. Kaul has served on and been the Chairman of our Board of Managers since April 22, 2005 and has been with us since 1973. Previously, Mr. Kaul served as our Chief Operating Officer, Executive Vice President and Director of Engineering. Mr. Kaul has also been the CEO and President as well as a director of our Parent, Hughes Communications, Inc. (“HCI”), since February 3, 2006. Before joining us, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

Grant A. Barber—Executive Vice President and Chief Financial Officer. Mr. Barber has been our Executive Vice President and Chief Financial Officer (“CFO”) since January 2006. Mr. Barber has also served as the Executive Vice President and CFO of HCI since February 2006. From 2003 to 2006, Mr. Barber served first as Controller and then as Executive Vice President and Chief Financial Officer for Acterna, Inc., a global manufacturer of test and measurement equipment for the Telco and Cable markets located in Germantown, Maryland. From 1984 through 2002, Mr. Barber served in various senior financial positions with Nortel

Networks in the United States, Canada, France and England. Mr. Barber received his Bachelor degree in Business Administration from Wilfrid Laurier University and is a Canadian chartered accountant.

Bahram Pourmand—Executive Vice President, International Division. Mr. Pourmand has been our Executive Vice President, International Division since 1993 and has also served as Executive Vice President, International Division of HCI since February 2006. Mr. Pourmand joined us in 1979 and is currently responsible for all aspects of our international operations, including oversight of profit and loss, marketing, product development and strategic direction for our global activities. He is also a member of our Executive Committee, which oversees the overall management of the Company. Prior to joining us, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

T. Paul Gaske—Executive Vice President, North American Division. Mr. Gaske has been our Executive Vice President, North American Division since 1999 and has also served as Executive Vice President, North American Division of HCI since 2006. Mr. Gaske joined us in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career, including Vice President of Marketing of our International Satellite Division. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Adrian Morris—Executive Vice President, Engineering. Mr. Morris has been our and HCI’s Executive Vice President, Engineering since February 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with us in 1982 as a hardware design engineer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining us, he worked for Ferranti Electronics and Electro Optics Division for 4 1/2 years. Mr. Morris is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Estil Hoversten—Senior Vice President. Dr. Hoversten has been our Senior Vice President since May 1992. He has been an officer of the Company and its predecessor organizations since 1978 with responsibilities at various times for business management, product development, strategic planning and new business development. Before joining us, Dr. Hoversten worked at COMSAT Corporation in Clarksburg, Maryland. Dr. Hoversten received his Bachelor of Science degree, Master of Science degree and his PhD in Electrical Engineering from Iowa State University and is a noted author on satellite communications technology.

Tom Hsu—Senior Vice President, Terrestrial Microwave Group. Mr. Hsu has been our Senior Vice President, Terrestrial Microwave Group since 1999. Mr. Hsu oversees profit and loss, product strategy, product design and development, product marketing and sales, business development, field deployment, and after-sales support. Prior to this, Mr. Hsu held a variety of engineering, marketing and business management positions throughout his career with us, including Vice President of Software Engineering and Vice President of Business Development for our Wireless Network Division. Mr. Hsu has a Master of Science degree in Computer Science from the University of Massachusetts, a Master of Science degree in Mathematics from the University of East Texas State and a Bachelor of Science degree in Mathematics from Chung Yuan University in Taiwan.

Dan Fraley—Senior Vice President, Defense Systems Division and Advanced Development. Dan Fraley has been our Senior Vice President, Defense Systems Division and Advanced Development since 1990. In support of this role, Mr. Fraley’s overall management responsibilities include leading the Advanced Development group and the newly formed Government Systems Division. Mr. Fraley joined us in 1977 and has progressed through increasing levels of management responsibility within the engineering organization. From 1990 to 2004, Mr. Fraley was responsible for all of the engineering organization. Mr. Fraley holds a Bachelor of Science degree in electrical engineering from the University of South Carolina. He is a member of the Institute of Electrical and Electronics Engineers (IEEE), co-inventor on several patents and a published author on microwave antenna measurements.

Vinod Shukla—Senior Vice President, International Division. Mr. Shukla has served as Senior Vice President, International Division since 1999. Mr. Shukla is responsible for general management of the international business and, in particular, for the profit and loss management of network and VSAT equipment sales internationally. From 1990 to 1998, Dr. Shukla was responsible for establishing joint venture companies worldwide to facilitate HNS’ revenue growth through service companies. Before joining us in 1980, Dr. Shukla held engineering management positions in ground segment and satellite communication payload development at Rockwell International, Richardson, Texas, and RCA, Ltd, Montreal, Canada, respectively. Dr. Shukla received his Bachelor of Science degree in Electrical Engineering in 1967 from the Indian Institute of Science in India, a Master of Science degree in Electrical Engineering from Nova Scotia Technical College in Canada in 1968 and his Ph.D. in Electrical Engineering degree in 1971 from Southern Methodist University in Dallas, Texas. Dr. Shukla has authored several publications in the satellite communications area and is a member of the IEEE.

Bob Buschman—Senior Vice President, Telematics. Mr. Buschman has been our Senior Vice President, Telematics since August 2007. From 1998 to 2007, Mr. Buschman has been responsible for the development of the Spaceway System including the procurement of the Spaceway satellite. Mr. Buschman joined us in 1975 as a hardware designer and has held a variety of engineering and program management positions involving digital transmission over satellite and cellular systems. Mr. Buschman received a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from George Washington University. He is also co-inventor on two patents in digital communications.

John McEwan—Senior Vice President, Operations. Mr. McEwan has been our Senior Vice President of Manufacturing Operations since March 2001. Mr. McEwan joined us in 1995 as an Assistant Vice President with responsibility for the Materials Management function of the Company. In 1999, he was promoted to Vice President. In 2000, Mr. McEwan assumed responsibility for the management of all operations and support functions for manufacturing. In 2001, he was promoted to Senior Vice President. Prior to joining us, Mr. McEwan held various management positions at SCI Systems, Inc. and Burroughs. Mr. McEwan has over 30 years of experience in procurement, materials management and manufacturing operations in Europe and North America.

John Corrigan—Senior Vice President, Engineering. Mr. Corrigan has been our Senior Vice President, Engineering for Very Large Scale Integration (“VLSI”) and Wireless Networks since June 1996. He is responsible for the design and implementation of technologies and custom VLSI for our products and for the development of mobile satellite infrastructure and chipsets. Mr. Corrigan was the engineering manager and one of the principal architects of the AIReach™ wireless infrastructure product line, and the GMH-2000 wireless infrastructure for fixed and mobile networks. He began his career with us in 1978, when he developed concepts for local distribution of voice and data. Mr. Corrigan received a Bachelor of Science Degree in Electrical Engineering from the University of Michigan and a Master of Science Degree in Electrical Engineering from Johns Hopkins University. He holds 14 U.S. patents in the field of wireless communications and is a member of IEEE.

Mike Cook—Senior Vice President, North American Sales and Marketing. Mr. Cook has been Senior Vice President, North American Sales and Marketing since March 2002. Mr. Cook is responsible for sales and marketing activities for all of our market sectors including our Network Equipment and Services and Consumer groups. He joined us in 1991 as Sales and Marketing Director for one of our subsidiaries, HNS Ltd, and was responsible for starting up our VSAT service businesses in Europe, becoming managing director of our European VSAT service business from 1994 to 1999. In addition, he was appointed Vice President of HNS Europe in 1998 and is currently a member of the board of directors of HNS Europe. Prior to joining us, Mr. Cook ran the U.K. data systems division of Alcatel Business Systems. Mr. Cook has a first class Bachelor of Science degree in Mathematics from Exeter University in England.

Sandi Kerentoff—Senior Vice President, Administration and Human Resources. Ms. Kerentoff has been our Senior Vice President, Administration and Human Resources since April 2000 and also serves as our Ethics Officer. Ms. Kerentoff’s responsibilities include human resources, facilities, security, travel and corporate services. Ms. Kerentoff joined us in 1977 and, from 1977 to 2000, held various positions. She received her Bachelor of Science degree in Finance from Michigan State University.

Ashok Mehta—Senior Vice President, Business Information Technology Services (“BITS”). Mr. Mehta has been our Senior Vice President of the BITS division since August 2007. Mr. Mehta joined HNS in 1982 and has held a variety of engineering and information technology positions throughout his career. Mr. Mehta holds a Master of Science degree in Electrical Engineering from Northwestern University and a Master of Business Administration degree from Loyola University. He is a member of Institute of Electrical and Electronic Engineering (IEEE) and inventor of several patents in wireless communications.

Thomas J. McElroy—Senior Vice President and Controller. Mr. McElroy has been our Senior Vice President and Controller since August 2007. He is responsible for all financial accounting and reporting matters for our global consolidated operations. From June 1996 to August 2007, Mr. McElroy served as our Vice President and Controller. Prior to joining us in January 1988 as a Director of Finance, Mr. McElroy was a senior manager in the audit group for PriceWaterhouse in Washington, D.C. from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

Robert Kepley—Senior Vice President, Engineering. Mr. Kepley has been our Senior Vice President, Engineering since July 2006. Mr. Kepley joined us in 1981 as a Member of the Technical Staff in our Corporate Research Center. Since 1985, he has held a variety of technical and management positions within Engineering including: Engineering Manager of Settop Box development from 1994 to 2002, Manager of VSAT Hardware Engineering, and is currently leading Telematics Design Engineering. Mr. Kepley received his Bachelor of Science and Master of Science degrees in Electrical Engineering from North Carolina State University in Raleigh, North Carolina. He is co-inventor for a number of patents in electronics and communications systems and has authored several published technical papers.

George Choquette—Senior Vice President, Engineering. Mr. Choquette has been our Senior Vice President, Engineering since October 2005. Mr. Choquette has engineering development responsibility for Spaceway and oversight of certain mobile satellite, Ku VSAT and government projects. Mr. Choquette joined us in 1981 and has held various positions prior to his present position. Mr. Choquette has a Bachelor of Science degree in Computer Science from Virginia Tech, and a Masters degree in Business Administration from The George Washington University.

David Zatloukal—Senior Vice President, North American Operations. Mr. Zatloukal has been our Senior Vice President, North American Operations since 2005. Mr. Zatloukal is responsible for North American Network Services including: network operations, program management, billing, service management, network engineering and integration, customer network engineering and support and application certification, as well as the operation of HughesNet’s broadband and narrowband services in the consumer, small business, and enterprise markets. Mr. Zatloukal joined us in December 1996 to support the launch of the consumer internet service business and, from 1996 to 2005, held various positions. Prior to joining us, Mr. Zatloukal spent 14 years with AT&T in various assignments including directing a nationwide operations organization of more than 700 employees supporting the long distance network. Mr. Zatloukal received a Bachelor of Science degree in Information Science from Western Illinois University. He also has participated in multiple executive management programs, including the Northwestern’s Kellogg School of Business.

Dean A. Manson—Senior Vice President, General Counsel and Secretary. Mr. Manson has been our and HCI’s Senior Vice President, General Counsel and Secretary since October 2007, prior to which he was our Vice President, General Counsel and Secretary since November 2004 and HCI’s Vice President, General Counsel and Secretary since February 2006. Mr. Manson also serves as a director or officer for several of our subsidiaries. Mr. Manson joined us in June 2000 as an Assistant Vice President, Legal and became our Assistant Vice President and Associate General Counsel in 2001. Prior to joining us, Mr. Manson had been an associate at the law firm of Milbank, Tweed, Hadley & McCloy LLP since September 1993. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a certificate from Princeton’s Woodrow Wilson School of Public and International Affairs. He received a Juris Doctorate degree from Columbia University School of Law.

Deepak V. Dutt—Vice President and Treasurer. Mr. Dutt has been our Vice President and Treasurer since January 2001 and has served as Vice President, Treasurer and Investor Relations Officer for HCI since March 2007. Mr. Dutt joined us in July 1993 and has held various positions in finance since then, including corporate planning, international finance, treasury and an international assignment as Chief Financial Officer of a subsidiary of our company where he played a lead role in its start-up and in taking it public. Prior to joining our Company, Mr. Dutt served in various positions in the U.S. and overseas at IBM Corporation in sales, marketing and finance. He received a Bachelor of Science degree in Engineering from the University of Poona, India.

Jeffrey A. Leddy—Member of the Board of Managers. Mr. Leddy has served on our Board of Managers since April 22, 2005. Mr. Leddy is also a director of HCI. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the Board of Directors of Hughes Telematics, Mobile Satellite Ventures LP, SkyTerra Communications and Hughes Systique Corporation.

Andrew D. Africk—Member of the Board of Managers. Mr. Africk has served on our Board of Managers since April 22, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk also serves on the boards of directors of Hughes Telematics, SOURCECORP, Incorporated, Mobile Satellite Ventures LP and SkyTerra Communications, Inc. and HCI. Mr. Africk also serves as the chairman of Nominating and Corporate Governance Committee and Compensation Committee of HCI.

Aaron J. Stone—Member of the Board of Managers. Mr. Stone has served on our Board of Managers since April 22, 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Connections Academy, LLC, Mobile Satellite Ventures, LP, SkyTerra Communications, Inc. and HCI. Mr. Stone also serves on the Nominating and Corporate Governance Committee and the Compensation Committee of HCI.

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

Code of Ethics

The Company has adopted a written Code of Ethics, which is applicable to our principal executive officer, chief financial officer and principal accounting officer or controller and other executive officers performing similar functions (collectively, the “Selected Officers”). A free copy of our Code of Ethics can be requested from:

Hughes Network System, LLC

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

To date, there have been no waivers under the Code of Ethics. We intend to disclose any changes in or waivers under the Code of Ethics applicable to any Selected Officer on our website or by filing a Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Company is a wholly-owned subsidiary of Hughes Communications Inc. (“HCI” or “Parent”). The Compensation Committee of the Board of Directors of HCI, which we refer to as the Compensation Committee, is responsible for establishing, implementing and continually monitoring the Company’s executive compensation program, including the compensation of our Chief Executive Officer (Pradman Kaul), Chief Financial Officer (Grant Barber), and our three other most highly compensated executive officers (Paul Gaske, Bahram Pourmand and Adrian Morris). We refer to these executives as our named executive officers elsewhere in this report. Generally, the types of compensation and benefits provided to our named executive officers are similar to those provided to other officers of the Company. All of our named executive officers are officers and employees of HCI and also provide services to the Company. All compensation earned by our named executive officers is paid by HCI which in turn bills the Company 98% of the base salaries and all other compensation of our named executive officers plus a 2% service fee. The remaining 2% of the base salaries and other compensation paid to our named executive officers is expensed by, and for services to, HCI.

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

Our executive officers also participate in the Company’s and HCI’s other benefit plans on the same terms as other employees and receive other perquisites and personal benefits. See “Summary Compensation Table– Perquisites and Other Compensation.” Our benefit plans include medical and dental coverage, long and short term disability coverage and basic life insurance equal to two times annual base salary. In addition, Pradman Kaul, our Chief Executive Officer, receives enhanced medical coverage for which he has no premium payment and no co-payments. This benefit was in place prior to the assumption of his employment agreement by HCI and HCI has agreed to continue to provide this benefit.

Base Salary—Base salaries for our named executive officers are established at the beginning of the term of each executive’s employment agreement based on the executive’s responsibilities and a comparison to competitive market levels for the executive’s job function. The Company periodically utilizes an independent compensation consultant to survey the marketplace to determine comparable base salary levels at the peer group companies identified by the Company. See “—Targeted Compensation” for a list of peer group companies. The Human Resources department of the Company selects the consultant based on their expertise in executive compensation in our industry and the requirement that the consultant is not being utilized in any other capacity by the Company. The base salaries of our named executive officers are reviewed on an annual basis by the Compensation Committee and at the time of a promotion or a significant change in responsibility. Factors considered for salary increases, although informally applied, are: individual and corporate performance, individual level of responsibility, inflation, and contributions to the Company’s overall success. Based of these factors, the Compensation Committee granted salary increases for 2007 equal to a percentage of each named executive officer’s 2006 base salary as follows: 5% for each of Pradman Kaul and Paul Gaske, 4% for each of Grant Barber and Adrian Morris and 3% for Bahram Pourmand. For 2007, the Compensation Committee determined that varying levels of responsibility among the named executive officers warranted different base salary increases. For 2008, the Compensation Committee granted each of our named executive officers a base salary increase equal to 5% of his 2007 base salary.

Annual Performance Bonuses—The Annual Incentive Plan (the “AIP”) is an annual performance bonus program adopted by the Compensation Committee under the HCI 2006 Equity and Incentive Plan. The AIP is designed to provide cash awards to our executive officers for achieving the Company’s financial and operational goals. The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Our named executive officers and other officers of the Company and HCI participate in the AIP. Annual performance bonuses awarded under the AIP are reviewed and approved by the Compensation Committee and are paid in cash in a lump sum in the first quarter following the completion of each fiscal year. Annual performance bonuses for 2007 were awarded to all of our named executive officers. Pursuant to his employment agreement and the AIP, each executive officer is eligible to receive an annual performance bonus up to an amount equal to a specified percentage of the executive’s annual base salary, which we refer to as the executive’s bonus target. For 2007, as specified by the executive’s employment agreement and based on seniority and level of responsibility, the bonus targets for each of our named executive officers were 75% for Pradman Kaul, 60% for Paul Gaske, 51% for Adrian Morris, and 50% for Grant Barber and 53% for Bahram Pourmand.

The Compensation Committee annually determines a bonus pool for the year based on each executive’s target bonus amount and competitive market levels among the Company’s peer group and makes awards under the AIP based on the level to which the Company’s performance targets that are set by the Compensation Committee are met. The Compensation Committee may increase the annual performance bonus paid to the executive up to an additional 50% of the executive’s target bonus amount if the Company’s performance targets are exceeded. The Company performance targets to be used are established at the beginning of each fiscal year. For 2007, the performance target components were our revenue, EBITDA and cash balance (which we refer to as the Company Performance Targets) and a subjective factor to be determined by the Compensation Committee. If the Company achieves the annual budgeted amount for each of the Company Performance Targets, the Compensation Committee will award 100% of the bonus pool to the executives that participate in the AIP, with revenue, EBITDA, cash balance and the subjective factor (based on overall Company performance) weighted at 30%, 40%, 15%, and 15%, respectively. If any of the Company Performance Targets fall below 90% of the budgeted amount, no weight will be awarded for that target. The Company is unable to disclose the specific thresholds for the Company Performance Targets because such information constitutes confidential and sensitive commercial and financial information. We are not in the practice of providing financial guidance relative to the Company’s Performance Targets and as a result, we believe that the disclosure of our specific Company Performance Targets would cause us competitive harm. We believe that the Company’s Performance Targets required to earn a bonus were considered challenging when established by the Compensation Committee and are intended to focus an executive’s attention on key accomplishments within the Company that will enhance the long term value of the Company. The Company’s Performance Targets are set with a reasonable level of difficulty that requires the Company and our executive officers to perform at a high level in order to meet the goals and the likelihood of attaining these goals is not assured. The goals take into consideration various factors associated with growth, profitability and new business initiatives. For 2007, the Compensation Committee awarded the following target percentages of each named executive officer’s 2007 base salary under the AIP: 75% to Pradman Kaul, 55% to Grant Barber, 60% to Paul Gaske, 53% to Bahram Pourmand and 61% to Adrian Morris. The actual 2007 AIP amounts awarded to each of our named executive officers are shown in the Summary Compensation Table. The following table sets forth the percentage of the bonus pool that the Compensation Committee would award based on the targets established by the Compensation Committee for 2007 AIP awards:

	Percentage of Budget Amount Achieved
	90%	95%	100%	110%
Revenue	12%	21%	30%	45%
EBITDA	0%	30%	40%	60%
Cash balance	9%	12%	15%	22.5%
Subjective	0%	8%	15%	22.5%

Total	21%	71%	100%	150%

(1)	EBITDA is defined as earnings (losses) before interest, income taxes, depreciation, amortization, and equity incentive plan compensation.

Equity Compensation—Our equity compensation is entirely incentive based compensation and is designed to serve as a retention tool and to provide a long-term incentive to employees directly related to the success of the Company. Our named executive officers are eligible to participate in the HCI 2006 Equity and Incentive Plan which provides for equity awards including restricted stock, stock options, stock appreciation rights and other equity based awards of HCI. Each named executive officer is reviewed annually by the Compensation Committee to determine if an equity award is appropriate and the level of any such award, however, the Compensation Committee does not anticipate making awards of equity compensation each year.

In addition to equity compensation that may be granted under the HCI 2006 Equity and Incentive Plan, pursuant to their employment agreements, each of our named executive officers was granted awards of our Class B membership interests. Each of Messrs. Kaul, Gaske, Pourmand, and Morris were granted Class B membership interests upon the original execution of their employment agreements with the Company in 2005 and Mr. Barber was granted Class B membership interests upon the execution of his employment agreement with HCI in 2006.

The Compensation Committee determined that the outstanding awards of our Class B membership interests and the awards granted in 2006 under the HCI 2006 Equity and Incentive Plan were sufficient to retain and incentivize and granted no additional equity compensation to our named executive officers in 2007.

Common Stock Ownership Guidelines

We believe that broad-based share ownership by our employees, including our named executive officers, is the most effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. We do not, however, have a formal requirement for share ownership by any group of employees.

Section 162(m)

Under Section 162(m) of the Internal Revenue Code of 1986 (the “Code”), as interpreted by IRS Notice 2007-49 a public company generally may not deduct compensation in excess of $1.0 million paid to its chief executive officer and the three most highly compensated executive officers (other than the chief executive officer and the chief financial officer). Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. While Section 162(m) of the Code is not applicable to the Company, it is applicable to HCI.

The Compensation Committee generally structures the Company’s and HCI’s compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, no payment may be made under our compensation program prior to certification by the Compensation Committee that the applicable performance goals have been attained. The Company believes that the compensation paid under our compensation program in 2007 is fully deductible for federal income tax purposes.

Targeted Compensation

Target total compensation for each named executive officer is established by the Compensation Committee primarily based on peer group data. Members of management do not play a role in establishing the target compensation for our named executive officers, however management recommends to the Compensation Committee company performance targets that are used to determine the annual performance bonus payments under the AIP. The Compensation Committee may, in its discretion, use or modify the company performance targets recommended by management. In 2005, we engaged Towers Perrin, an outside global professional services consulting firm, to conduct a compensation study to assist us in establishing appropriate targets for base salary and total compensation for all levels of employees within the Company. In 2006, we engaged Towers Perrin to update the senior management section of the study, covering our named executive officers. In connection with updating the study, Towers Perrin surveyed ten companies of similar size and industry to the Company, including American Tower, Earthlink, Gemstar International, Loral Space & Communications, MediaCom Communications, Primus Telecommunications, RCN, Holdings, Time Warner Telecom, Viasat and XO Holdings, to develop a peer group and create an analysis of the three key elements of our executive compensation program. In 2007, the Company utilized Equilar, the market leader for benchmarking executive and director compensation to create reports showing the percentile position of each named executive officer compared to the selected peer group for base salary, total cash compensation and total direct compensation. Equilar is an on-line tool used by consultants and companies to obtain competitive information from proxy data. The peer group used for the Equilar benchmarking tool included the peer group companies used by Towers Perrin in addition to CenturyTel, Citizens Communications, Global Crossing, Savvis, and Suncom Wireless Holdings. Together with management, the Human Resources Department of the Company selected the peer groups used by Towers Perrin and the Equilar benchmarking tool. The peer groups used consist of companies against which management and the Compensation Committee believes the Company competes for executive talent and stockholder investment. In making compensation decisions, the Compensation Committee reviews the reports generated by Towers Perrin and Equilar and compares each element of total compensation against the peer group companies with the goal of setting compensation for our named executive officers at levels similar to that of the peer group companies. The Equilar report showed the following results when we were compared to the peer group companies:

HCI Compared to Competitive Market–Proxy Data
Position	Executive	Officer Comparison	Base Salary Percentile	Total Cash Compensation Percentile	Total Direct Compensation Percentile(1)
Chairman & Chief Executive Officer	Pradman Kaul	CEO	35th	24th	54th
Executive Vice President	T. Paul Gaske	2nd highest paid	22nd	24th	41st
Chief Financial Officer	Grant Barber	CFO	58th	56th	50th
Executive Vice President	Bahram Pourmand	4th highest paid	84th	81st	78th
Executive Vice President	Adrian Morris	5th highest paid	60th	62nd	79th

(1)	Includes intrinsic annualized value of each named executive officers interest in the Company through their Class B membership interests. Also includes all compensation received by the executive, including awards under the HCI 2006 Equity and Incentive Plan, averaged over the vesting period.

The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Accordingly, the Compensation Committee set total compensation targets for 2007 as the following:

	Base Salary as a % of Total Compensation	Bonus Target as a % of Total Compensation	Equity Target as a % of Total Compensation(1)
Chief Executive Officer	23%	17%	60%
Chief Financial Officer—Executive Vice President	30%	17%	53%
Executive Vice Presidents	30%	17%	53%

(1)

Includes intrinsic annualized value of each named executive officers interest in the Company through their Class B membership interests. Also includes all compensation received by the executive, including awards under the HCI 2006 Equity and Incentive Plan, averaged over the vesting period.

Termination and Change of Control Benefits

The Compensation Committee has determined the appropriate levels of payments to be made to our named executive officers upon the termination of their employment, including a termination of employment in connection with a change in control of the Company, to provide the executive officer with adequate income during the period that the executive may not compete with the Company, pursuant to the provisions of his employment agreement, and while seeking other employment. The Company does not make any payments to our named executive officers, or accelerate the vesting of any equity compensation awards granted to such officers solely on the basis of a change in control of the Company. Payments are triggered only if the executive is terminated within one year following a change in control of the Company. See “—Potential Payments upon Termination and Change in Control.”

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2007, the compensation for services in all capacities earned by our named executive officers. All of our named executive officers are officers and employees of HCI and provide services to the Company. All compensation reflected in this section was paid or awarded directly by HCI, which in turn bills HNS for 98% of the base salaries and all other compensation of our named executive officers plus a 2% service fee. The remaining 2% of the base salaries and all other compensation paid to our named executive officers is expensed by, and for service to, HCI.

The compensation reflected in the Summary Compensation Table below is for service to the Company and HCI.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Pradman Kaul(6)	2007	$607,589	$67,000	$219,450	$-	$483,000	$-	$114,658	$1,491,697
Chief Executive Officer and Chairman of the Board	2006	576,493	84,400	169,464	-	363,600	-	109,721	1,303,678
Grant Barber(7)	2007	360,850	30,000	73,000	-	218,000	-	47,465	729,315
Chief Financial Officer	2006	335,266	149,000	60,000	420,000	151,000	-	26,579	1,141,845
Paul Gaske(8)	2007	406,640	37,000	219,450	-	267,000	-	79,484	1,009,574
Executive Vice President	2006	392,116	46,600	169,464	-	200,400	-	70,616	879,196
Bahram Pourmand(9)	2007	407,115	32,000	219,450	-	229,000	-	54,833	942,398
Executive Vice President	2006	417,340	42,000	169,464	-	181,000	-	53,367	863,171
Adrian Morris(10)	2007	361,143	32,000	219,450	-	229,000	-	44,205	885,798
Executive Vice President	2006	337,546	40,000	169,464	-	172,000	-	44,565	763,575

Total Compensation	2007	$2,143,337	$198,000	$950,800	$-	$1,426,000	$-	$340,645	$5,058,782
	2006	$2,058,761	$362,000	$737,856	$420,000	$1,068,000	$-	$304,848	$4,951,465

(1)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Bonus column include the portion of the AIP award paid to each named executive officer based on the subjective factor. Amounts paid in connection with the achievement of the Company Performance Targets are reflected in the Non-Equity Incentive Plan Compensation column. All bonuses were paid in 2008 for performance in 2007. All bonuses were paid in 2007 for performance in 2006. Mr. Barber’s bonus amount for 2006 includes a $100,000 sign-on bonus per his employment agreement.

(2)

Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in the Company on April 22, 2005 at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. As of the grant date, there was no appreciation, so the Class B membership interests grant date fair market value is $0.00. Therefore, the portion vested during 2007 and 2006, has no value to report. On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, and Morris were awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares do not vest until March 24, 2008, however they are expensed over the two year period and the amount expensed in 2007 and 2006 is listed.

(3)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in the Company at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. At the grant date, there was appreciation of $69,000,000, so the total 500 Class B membership interests value was $346,212 (0.5% of total appreciation). Amount represents the value of the membership interests expensed in 2007 and 2006.

(4)

There were no stock options awarded during 2007. Mr. Barber was awarded an option to purchase 20,000 restricted shares of HCI’s common stock on March 24, 2006, which immediately vested and expired on December 31, 2006. The amount included for 2006 represents the expense to the company in 2006.

(5)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Non-Equity Incentive Plan Compensation column include the portion of the AIP award paid to each named executive officer based on achievement of the Company Performance Targets. Amounts paid based on the subjective factor are reflected in the Bonus column. All non-equity incentive plan compensation was paid in 2008 for performance in 2007.

(6)

For 2007, Mr. Kaul’s salary includes his base pay of $590,554 plus $17,035 accrued, but unused, paid time off (PTO). For 2006, Mr. Kaul’s salary includes his base pay of $562,432 plus $14,061 accrued, but unused, PTO. Mr. Kaul’s all other compensation includes the Company matching contributions to our qualified 401(k) plan of $13,500 (for 2007) and $13,200 (for 2006) and our non-qualified excess benefit plan of $48,748 (for 2007) and $45,156 (for 2006); a car allowance of $15,120 (for each of 2007 and 2006); executive medical coverage of $15,008 (for 2007 only); financial planning services in the amount of $10,500 (for 2007) and $11,046 (for 2006); and a 50% PTO cashout payment in the amount of $10,816 (for 2006 only) for PTO accrued in prior years. Other items (below $10,000/year) include group term life insurance coverage over $50,000, excess medical coverage, PTO accrued in prior years but not used (for 2006 only), personal liability insurance reimbursement, a credit for long term disability insurance and excess medical coverage (for 2006 only).

(7)

For 2007, Mr. Barber’s salary includes his base pay of $359,800 plus $1,050 accrued, but unused, PTO. For 2006, Mr. Barber’s salary includes his base pay of $327,117 (partial year) plus $8,149 accrued, but unused, PTO. Mr. Barber’s all other compensation includes the Company matching to the non-qualified excess benefit plan of $18,384 (for 2007 only); a car allowance of $12,940 (for 2007) and $11,945 (partial year for 2006); and Company matching contributions to our qualified 401(k) plan of $12,375 (for 2007 only). Other items (below $10,000/year) include reimbursement for a management physical (2007 only), the Company’s matching contributions to our qualified 401(k) plan (for 2006 only) and to our non-qualified excess benefit plan (for 2006 only), group term life insurance coverage over $50,000 and a credit for long term disability insurance.

(8)

For 2007, Mr. Gaske’s salary includes his base pay of $406,640. Mr. Gaske used all of his PTO earned in 2007 For 2006, Mr. Gaske’s salary includes his base pay of $387,275 plus $4,841 accrued but unused PTO. Mr. Gaske’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,500 (for 2007) and $13,056 (for 2006) and to our non-qualified excess benefit plan of $38,511 (for 2007) and $23,622 (for 2006); a car allowance of $12,940 (for each of 2007 and 2006); and financial planning services in the amount of $10,651 (for 2007) and $10,719 (for 2006). Other items (below $10,000/year) include reimbursement for a management physical (for 2007 only), a 50% PTO cashout payment for PTO accrued in prior years (for 2006 only), group term life insurance coverage over $50,000, a credit for long term disability insurance and a patent award (for 2006 only).

(9)

For 2007, Mr. Pourmand’s salary includes his base pay of $406,411 plus $10,746 accrued but unused PTO. For 2006, Mr. Pourmand’s salary includes his base pay of $394,576 plus $22,764 accrued but unused PTO. Mr. Pourmand’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,500 (for 2007) and $13,200 (for 2006) and our non-qualified excess benefit plan of $24,238 (for 2007) and $22,740 (for 2006) and a car allowance of $12,940 (for each of 2007 and 2006). Other items (below $10,000/year) include group term life insurance coverage over $50,000, reimbursement for a medical physical exam (in 2006 only) and a credit for long term disability insurance.

(10)

For 2007, Mr. Morris’ salary includes his base pay of $349,710 plus $11,433 accrued but unused PTO. For 2006, Mr. Morris’ salary includes his base pay of $336,253 plus $1,293 accrued but unused PTO. Mr. Morris’ all other compensation includes the Company’s matching contributions to our non-qualified excess benefit plan of $20,171 (for 2007) and $17,521 (for 2006) and a car allowance of $12,940 (for each of 2007 and 2006). Other items (below $10,000/year) include a 50% PTO cashout payment for PTO accrued in prior years (for 2006 only), the matching contributions to our qualified 401(k) plan, group term life insurance coverage over $50,000 and a credit for long term disability insurance.

Employment Agreements

Pradman P. Kaul

The employment agreement between Mr. Kaul and the Company originally was entered into as of April 22, 2005. Mr. Kaul serves as our Chief Executive Officer and Chairman of our Board of Managers and the Chief Executive Officer and President of HCI. HCI assumed Mr. Kaul’s employment agreement effective as of February 3, 2006. Mr. Kaul’s employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Kaul or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Kaul’s employment with HCI would also constitute a termination of his employment with the Company. The agreement provides for an annual base salary ($590,554 for 2007) and a cash bonus target in the amount of 75% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, Mr. Kaul purchased 1,500 Class B membership interests of the Company at $0.01 per unit. Of the 1,500 Class B membership interests, 750 are subject to time vesting, with 75 of the Class B membership interests vesting on November 1, 2005 and the remaining 675 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Kaul’s continued employment with us. If Mr. Kaul is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 750 Class B membership interests owned by Mr. Kaul are subject to performance vesting with 375 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined below ), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 750 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

The employment agreements of each of our named executive officers, including Mr. Kaul, define “change in control” as (i) the acquisition of the Company by any individual or group not affiliated with the Company, HCI or its owners immediately prior to such acquisition of beneficial ownership of more than 50%, directly or indirectly, of the vote of the Company or HCI; or (ii) the consummation of an amalgamation, a merger or consolidation of the Company or HCI or any direct or indirect subsidiary of the Company or HCI with any other entity or a sale or other disposition of all or substantially all of the assets of the Company or HCI following which the voting securities of the Company or HCI that are outstanding immediately prior to such transaction cease to represent at least 50% of the combined voting power of the securities of the Company or HCI or, if the Company or HCI is not the surviving entity, such surviving entity or any parent or other affiliate of such surviving entity, outstanding immediately after such transaction.

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

Grant Barber

The employment agreement between Mr. Barber and HCI was entered into as of February 23, 2006. Mr. Barber serves as our Chief Financial Officer and as Executive Vice President and Chief Financial Officer of

HCI. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Barber or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Barber’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Barber provides for an annual base salary ($364,000 for 2007) and a cash bonus target in the amount of 50% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Barber’s employment agreement and his restricted unit purchase agreement, effective as of February 2, 2006, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on September 1, 2006 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on October 1, 2006, subject to Mr. Barber’s continued employment with us. If Mr. Barber is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on January 24, 2009 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of January 24, 2011 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of January 24, 2011 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

T. Paul Gaske

The employment agreement between Mr. Gaske and the Company originally was entered into as of April 22, 2005. Mr. Gaske serves as our Executive Vice President, North America and as an Executive Vice President of HCI. HCI assumed Mr. Gaske’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Gaske or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Gaske’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Gaske provides for an annual base salary ($406,640 for 2007) and a cash bonus target in the amount of 60% of his annual base salary, subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 650 Class B membership interests of the Company at $0.01 per unit. Of the 650 Class B membership interests, 325 are subject to time vesting, with 32.5 of the Class B membership interests vesting on November 1, 2005 and the remaining 292.5 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Gaske’s continued employment with us. If Mr. Gaske is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the

Company fall below 20%. The remaining 325 Class B membership interests are subject to performance vesting with 162.5 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 325 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Bahram Pourmand

The employment agreement between Mr. Pourmand and the Company originally was entered into as of April 22, 2005. Mr. Pourmand serves as our Executive Vice President, International and as an Executive Vice President of HCI. HCI assumed Mr. Pourmand’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Pourmand or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Pourmand’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Pourmand provides for an annual base salary ($406,411 for 2007) and a cash bonus target in the amount of 53% of his annual base salary subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Pourmand’s continued employment with us. If Mr. Pourmand is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company , HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Adrian Morris

The employment agreement between Mr. Morris and the Company originally was entered into as of April 22, 2005. Mr. Morris serves as our Executive Vice President, Engineering and as an Executive Vice

President of HCI. HCI assumed Mr. Morris’ employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Morris or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Morris’ employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Morris provides for an annual base salary ($349,710 for 2007) and a cash bonus target in the amount of 51% of his annual base salary subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Morris’ employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Morris’ continued employment with us. If Mr. Morris is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on April 22, 2008 or, if later, the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

•

Enhanced medical coverage is provided to Mr. Kaul, for which he has no premium payment and no co-payments. This benefit was in place prior to the assumption of Mr. Kaul’s employment agreement by HCI and HCI has agreed to continue to provide this benefit.

Grants of Plan Based Awards

There were no equity awards under the HCI 2006 Equity and Incentive Plan to any of our named executive officers in 2007. Set forth below is information regarding target and maximum bonus awards our named executive officers could earn in 2007 under the AIP.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Shares or Units (#)	All Other Option Awards: Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Fair Value of Stock and Option Awards at Grant Date ($)
		Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pradman Kaul		94,000	376,000	564,000	-	-	-	-	-	-	-
Grant Barber		42,000	170,000	255,000	-	-	-	-	-	-	-
Paul Gaske		52,000	208,000	312,000	-	-	-	-	-	-	-
Bahram Pourmand		45,000	178,000	267,000	-	-	-	-	-	-	-
Adrian Morris		45,000	178,000	267,000	-	-	-	-	-	-	-

(1)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP). There were no other equity awards during 2007.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2007.

Name	Securities Unexercised Options (#)	Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Unvested Units (#)	Market Value of Unvested Units ($)	Unvested Shares (#)	Market Value of Unvested Shares(1) ($)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Vested ($)
Pradman Kaul(2)	-	-	-	-	-	1,113	-	14,000	438,900	-	-
Grant Barber(3)	-	-	-	-	-	412	216,119	-	-	-	-
T. Paul Gaske(4)	-	-	-	-	-	482	-	14,000	438,900	-	-
Bahram Pourmand(5)	-	-	-	-	-	371	-	14,000	438,900	-	-
Adrian Morris(6)	-	-	-	-	-	371	-	14,000	438,900	-	-

(1)

On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, and Morris were awarded 14,000 restricted shares of HCI's common stock under the HCI 2006 Equity and Incentive Plan. These shares of restricted stock vest on March 24, 2008. The shares are valued using the closing price ($31.35 per share) on the grant date.

(2)

On April 22, 2005, Mr. Kaul purchased 1500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2007, Mr. Kaul had 1,113 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Kaul’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(3)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2007, Mr. Barber had 412 units that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was appreciation of $69,000,000. There were 99,650 shares outstanding, so the total 500 Class B membership interests grant date fair market value was $346,212 (0.5% of total appreciation). Therefore, the unvested portion of his award is $216,119.

(4)

On April 22, 2005, Mr. Gaske purchased 650 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2007, Mr. Gaske had 482 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Gaske’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(5)

On April 22, 2005, Mr. Pourmand purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2007, Mr. Pourmand had 371 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Pourmand’s Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

(6)

On April 22, 2005, Mr. Morris purchased 500 Class B membership interests in HNS at $0.01 per unit. As of the December 31, 2007, Mr. Morris had 371 membership interests that had not vested. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date there was no appreciation, so Mr. Morris’ Class B membership interests grant date fair market value was $0.00. Therefore, the unvested portion of his award has no value.

Class B Membership Interests

Our second amended and restated limited liability agreement allows for the issuance of the Company’s Class B membership interests which are entitled to receive a pro rata share of any distributions once the capital contributions of the Class A membership interest holders have been paid in full. As of December 31, 2007, a total of 4,650 Class B membership interests have been issued at par value to certain of our current and former directors and executive officers of the Company and HCI, including our named executive officers, entitling the holders to approximately 4% of any capital distributions resulting from a qualifying transaction. The value of the Class B membership interests is reflected in the Outstanding Equity Awards at Fiscal Year-end Table. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. At the holders’ election, vested Class B membership interests can be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon the exchange would be based upon the fair market value of the vested Class B membership interest divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The issuance of the shares of HCI’s common stock is subject to the authorization of HCI’s Board of Directors and compliance with applicable securities laws.

HCI Restricted Stock Grants in 2006

In March 2006, each of our named executive officers was provided with a choice of equity-based award to be granted under the HCI 2006 Equity and Incentive Plan. Each executive could choose to receive either (i) 14,000 restricted shares of our common stock or (ii) 20,000 options to purchase shares of our common stock, with an exercise price of $10.35 and an expiration date of December 31, 2006. The Compensation Committee determined that the value of each alternative was equivalent and provided each named executive officer with the opportunity to choose the appropriate equity-based award based on the executive’s specific circumstances. Each of Messrs. Kaul, Gaske, Pourmand and Morris chose to receive the 14,000 shares of restricted stock and were granted such shares in March 2006. These awards vest on March 24, 2008, the second anniversary of the grant date.

Option Exercises and Stock Vested

For the year ended December 31, 2007, there were no exercises of stock options or vesting of any shares of our common stock held by our named executive officers. The following table summarizes the vesting of HNS Class B Membership Interests held by each of our named executive officers during the year ended December 31, 2007.

Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting(2) (#)	Value Realized on Vesting ($)
Pradman Kaul(2)	-	-	150	-
Grant Barber(1)	-	-	50	34,621
T. Paul Gaske(2)	-	-	65	-
Bahram Pourmand(2)	-	-	50	-
Adrian Morris(2)	-	-	50	-

(1)

On February 2, 2005, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. The grant date fair market value is determined by the appreciation of HNS from the point the majority owners invested in the Company. As of the award date, there was appreciation of $69,000,000, so the total 500 Class B membership interests was $346,212 (0.5% of total appreciation). The portion vested during 2007 was 50 units, with a grant date value of $34,621. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs.

(2)

Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in HNS on April 22, 2005 for $0.01 per unit. These amounts reflect the portion of the Class B interests that vested in 2007. The grant date fair market value is determined by the appreciation of HNS from the point of the majority owners invested in the Company. As of award date there was no appreciation, so the Class B membership interests grant date fair market value was $0.00. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs.

Pension Benefits

None of our named executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans sponsored by the Company or HCI.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table summarizes non-qualified deferred compensation earned, or contributed by, or on behalf of, each of our named executive officers under our Excess Benefit Plan during the year ended December 31, 2007:

Name	Executive Contributions in 2007 ($)	Registrant Contributions in 2007 ($)	Aggregate Earnings in 2007(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/07 ($)
Pradman Kaul	73,122	48,748	21,416	-	327,101
Grant Barber	26,741	18,384	3,255	-	59,389
T. Paul Gaske	38,511	25,674	17,258	-	186,421
Bahram Pourmand	64,633	24,238	22,718	-	266,066
Adrian Morris	53,791	20,171	31,575	-	209,287

(1)	Aggregate earnings are dependent on the investment decisions made by the executive. All earnings are market earnings, and none are preferential or set by the Company or HCI.

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

401(k) Plan

The Company maintains a 401(k) plan intended to permit HCI’s and our employees to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain Internal Revenue Service limits ($15,500 in 2007). Participants who are age 50 or older may elect to make additional contributions, called catch-up contributions, into the plan. Up to $5,000 of catch-up contributions may be made in 2007. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. We do not match catch-up contributions. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan. The plan also permits participants to elect to make contributions on an after-tax basis. Our executive officers, including our named executive officers, are eligible to participate in the 401(k) plan on the same terms as all other employees.

Potential Payments upon Termination and Change in Control

The Compensation Committee has determined the appropriate levels of payments to be made to our named executive officers upon the termination of their employment, including a termination of employment in connection with a change in control of the Company to provide the executive officer with adequate income during the period that the executive may not compete with the Company, pursuant to the provisions of his employment agreement, and while seeking other employment. The Company does not make any payments to our named executive officers, or accelerate the vesting of any equity compensation awards granted to such officers solely on the basis of a change in control of the Company. Payments are triggered only if the executive is terminated within one year following a change in control of the Company.

The following paragraphs set forth the potential payments payable to our named executive officers in such circumstances under their current employment agreements and our other compensation programs. The Compensation Committee may, in its discretion, add to these benefits or payments if it deems advisable. All cash payments, including accrued but unused paid time off but not including annual performance bonuses, to be made upon the termination of the employment of any executive officer are paid in a lump sum at the time of termination. Annual performance bonuses, if earned and unpaid at the time of termination, are paid in a lump sum in the first quarter following the fiscal year in which the executive officer is terminated. All payments made to our executive officers upon termination or change in control are paid by HCI, which is in turn is reimbursed by the Company for these amounts.

For purposes of the following discussion, the employment agreements of each of our named executive officers provides the following definitions:

•

Cause. Includes any of the following: (i) the executive’s failure to perform materially his duties under his employment agreement (other than by reason of illness or disability); (ii) the executive’s commission of any felony, or his commission of any other crime involving moral turpitude or his commission of a material dishonest act or fraud against the Company or any of its affiliates; (iii) the executive’s use or sale of illegal drugs; (iv) any act or omission by the executive that (a) is the result of his misconduct or gross negligence that is, or may reasonably be expected to be, materially injurious to the financial condition, business or reputation of the Company or any of its affiliates or (b) is the result of his willful, reckless or grossly negligent act or omission during the executive’s employment that results in a violation of any international trade law; or (v) the executive’s breach of any material provision of his employment agreement or other agreements the executive has with the Company.

•

Good Reason. Includes any of the following conditions or events without the executive’s prior consent: (i) a material diminution of the executive’s position or responsibilities that is inconsistent with the executive’s title, provided that (a) any change in the executive’s position or responsibilities that occurs as a result in the sale of HCI or its significant assets or (b) any change in the executive’s position or responsibilities pursuant to an internal reorganization, in each case, following which, the executive’s level of position at the Company is not materially diminish shall not give rise to good reason under (i) or (ii); (ii) a material and willful breach by HCI of the employment agreement, (iii) a reduction in the executive’s base salary or the percentage of his base salary eligible as a target bonus; or (iv) a relocation of the executives principal place of business more than 50 miles away from the original location.

•	Change in Control. See “—Summary Compensation Table—Employment Agreements—Pradman Kaul” for the definition of change in control.

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

Assuming that Mr. Kaul’s employment was terminated under each of the above circumstances on December 31, 2007, such payments and benefits have an estimated value of:

Termination Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause	-	443,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	590,554	443,000	17,092	764,540	10,000
Without good reason non-renewal of agreement by executive	-	-	-	-	-
Disability or death	-	443,000	-	764,540	-
Change in control	-	-	-	764,540	-

(1)	Value of Accelerated Equity was based the closing price of HCI common stock on December 31, 2007 of $54.61 per share times 14,000 unvested restricted shares.

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

Assuming that Mr. Barber’s employment was terminated under each of the above circumstances on December 31, 2007, such payments and benefits have an estimated value of:

Termination Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause	-	200,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	364,000	200,000	13,440	17,311	10,000
Without good reason non-renewal of agreement by executive	-	-	-	-	-
Disability or death	-	200,000	-	17,311	-
Change in control	-	-	-	41,506	-

(1)

Value of Accelerated Equity was based on the grant date value of the Class B membership interests. The value on vesting is equal to the grant date value because the membership interests have no real value until a sale of the Company or other realization event occurs. Under Change in Control, Mr. Barber would also vest $24,195 under the Excess Benefit Plan.

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

Assuming that Mr. Gaske’s employment was terminated under each of the above circumstances on December 31, 2007, such payments and benefits have an estimated value of:

Termination Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause	-	245,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	406,640	245,000	13,379	764,540	10,000
Without good reason non-renewal of agreement by executive	-	-	-	-	-
Disability or death	-	245,000	-	764,540	-
Change in control	-	-	-	764,540	-

(1)	Value of Accelerated Equity was based the closing price of HCI common stock on December 31, 2007 of $54.61 per share times 14,000 unvested restricted shares.

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

Assuming that Mr. Pourmand’s employment was terminated under each of the above circumstances on December 31, 2007, such payments and benefits have an estimated value of:

Termination Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause	-	210,000	-	-	-
Without cause, for good reason or non- renewal of agreement by us	406,411	210,000	13,440	764,540	10,000
Without good reason non-renewal of agreement by executive	-	-	-	-	-
Disability or death	-	210,000	-	764,540	-
Change in control	-	-	-	764,540	-

(1)	Value of Accelerated Equity was based the closing price of HCI common stock on December 31, 2007 of $54.61 per share times 14,000 unvested restricted shares.

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

Assuming that Mr. Morris’ employment was terminated under each of the above circumstances on December 31, 2007, such payments and benefits have an estimated value of:

Termination Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(1) ($)	Outplacement Benefits ($)
For cause	-	210,000	-	-	-
Without cause, for good reason or non- renewal of agreement by us	349,710	210,000	6,658	764,540	10,000
Without good reason non-renewal of agreement by executive	-	-	-	-	-
Disability or death	-	210,000	-	764,540	-
Change in control	-	-	-	764,540	-

(1)	Value of Accelerated Equity was based the closing price of HCI common stock on December 31, 2007 of $54.61 per share times 14,000 unvested restricted shares.

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

Our Limited Liability Company Agreement, as amended provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. All of our Class A membership interests are owned by Hughes Communications, Inc. (“HCI” or our “Parent”). The following table sets forth information regarding the beneficial ownership as of March 4, 2008 of Hughes Network Systems, LLC (“HNS”) Class B membership interests of: (i) each of our executive officers; (ii) each member of our Board of Managers; and (iii) all of our executive officers and members of our Board of Managers as a group. As of March 4, 2008, there were 4,650 HNS Class B membership interests issued and outstanding.

Tittle of Class	Name of Beneficial Owner	Number of Units	Percentage of Class
HNS Class B membership interests	Pradman P. Kaul(1)	1,500	32.26%
HNS Class B membership interests	Grant Barber(2)	500	10.75%
HNS Class B membership interests	T . Paul Gaske(3)	650	13.98%
HNS Class B membership interests	Adrian Morris(4)	500	10.75%
HNS Class B membership interests	Bahram Pourmand(5)	500	10.75%
HNS Class B membership interests	Jeffrey A. Leddy(6)	600	12.90%

HNS Class B membership interests	Members of the board of managers and executive officers as a group (6 persons)	4,250	91.39%

(1)

Consists of 1,500 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in his employment agreement with us . Mr. Kaul also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(2)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirements asset forth in his employment agreement with us . Mr. Barber also owns 20,000 shares of HCI common stock granted as options he exercised under the HCI 2006 Equity and Incentive Plan.

(3)

Consists of 650 of our Class B membership interests which are subject to time or performance vesting requirements asset forth in his employment agreement with us . Mr. Gaske also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(4)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirments asset forth in his employment agreement with us . Mr. Morris also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(5)

Consists of 500 of our Class B membership interests which are subject to time or performance vesting requirements asset forth in his employment agreement with us . Mr. Pourmand also owns 14,000 shares of HCI restricted stock granted under the HCI 2006 Equity and Incentive Plan.

(6)

Consists of 600 of our Class B membership interests which are subject to time or performance vesting requirements asset forth in a restricted unit purchase agreement between Mr. Leddy and HCI. Mr. Leddy also owns 150,000 shares of HCI common stock including options to purchase 20,000 shares of HCI common stock.

Our executive officers and members of our Board of Managers also own shares of the common stock of our Parent. The following table sets forth information regarding the beneficial ownership as of March 4, 2008 of HCI’s common stock of (i) each of our executive officers, (ii) each member of our Board of Managers and (iii) all of our executive officers and members of our Board of Managers as a group. As of March 4, 2008, there were 19,206,972 shares of HCI’s common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
HCI Common Stock	Pradman P. Kaul(1)	14,000	*
HCI Common Stock	Grant Barber(2)	20,000	*
HCI Common Stock	T. Paul Gaske(3)	14,000	*
HCI Common Stock	Adrian Morris(4)	14,000	*
HCI Common Stock	Bahram Pourmand(5)	14,000	*
HCI Common Stock	Jeffrey A. Leddy(6)	150,000	*

HCI Common Stock	Members of the board of managers and executive officers as a group (6 persons)	226,000	1.18%

*	Indicates beneficial ownership of less than 1%.
(1)	Consists of 14,000 shares of restricted stock granted under the HCI 2006 Equity and Incentive Plan (the "HCI Plan").
(2)	Consists of 20,000 shares of HCI' common stock granted as options he exercised under the HCI Plan.
(3)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(4)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(5)	Consists of 14,000 shares of restricted stock granted under the HCI Plan.
(6)	Includes options to purchase 20,000 shares of HCI's common stock that are currently exercisable.

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
Equity compensation plans approve by security holders:
Hughes Network Systems, LLC Bonus Unit Plan(1)	-	-	-
Equity compensation plans not approved by security holders:
None

Total	-	-	-

(1)

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units were granted to certain employees. Pursuant to the Plan, if a participant is still employed by the Company on July 14, 2008, the participant's vested portion of the bonus units at such date will be exchanged for shares of HCI’s common stock. A second exchange will take place on July 14, 2010 for participants that are still employed by the Company at such time. The number of HCI's common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. As of December 31, 2007, the bonus units would be exchangeable for approximately 638,000 shares of our common stock, based upon management's estimate of the increase in value of the Company and the share price of HCI's common stock as of December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management and Advisory Services Agreement with HCI

On March 27, 2006, we entered into a management and advisory services agreement with HCI. Under this agreement, HCI provides us, through its officers and employees, with general support, advisory and consulting services in relation to our business. Under the agreement, we paid a quarterly fee of $250,000 for these services. In addition, we reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain executives plus a 2% service fee. We amended the management and advisory services agreement, effective from January 1, 2007, to eliminate the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Sponsor Investment

As of December 31, 2007 Apollo owned, directly or indirectly, 23% of Intelsat Holdings Limited, which owns 100% of Intelsat, Ltd. We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore, Intelsat is no longer related to us as of that date.

As of December 31, 2007, Apollo owned, directly or indirectly 83% of Smart & Final. We provide VSAT products and services to Smart & Final. For the year ended December 31, 2007, Smart & Final paid $2.0 million to us for these services.

Agreements with Hughes Systique Corporation

On October 12, 2005, we granted a limited license to Hughes Systique Corporation (“Hughes Systique”). The license is limited in that Hughes Systique may use the HUGHES trademark only in connection with its business of software development and associated consulting, licensing, sales, support, maintenance and hardware, and only in combination with the SYSTIQUE name. The license is non-exclusive, non-transferable, non-sublicensable, worldwide and royalty-free. In addition to other standard termination provisions (i.e., in the event of default or bankruptcy), we may terminate the license agreement in our reasonable business discretion, or in the event that HCI (or any affiliate thereof to which HCI transfers its ownership interest in Hughes Systique) ceases to maintain an ownership interest in Hughes Systique.

On December 22, 2005, we entered into a master software development agreement with Hughes Systique, allowing us to issue mutually agreed statements of work to Hughes Systique for software development services. For the year ended December 31, 2007, we paid $6.7 million to Hughes Systique for their services.

The founders of Hughes Systique include our Chief Executive Officer (“CEO”) and President and certain former employees of the HCI, including Pradeep Kaul, who is the CEO and President of Hughes Systique, HNS’ former Executive Vice President and the brother of our CEO and President. At December 31, 2007, on an undiluted basis, HCI owned approximately 24% of the outstanding shares of Hughes Systique and our CEO and President and Pradeep Kaul owned an aggregate of approximately 20% of the outstanding shares of Hughes Systique. In addition, our CEO and President and a member of our Board of Managers and HCI’s Board of Directors serve on the board of directors of Hughes Systique.

On January 9, 2008, HCI invested an additional $1.5 million in the common equity of Hughes Systique. As a result, on an undiluted basis, HCI now owns approximately 32% of the outstanding shares of Hughes Systique and our CEO and President and his brother own an aggregate of approximately 18% of the outstanding shares of Hughes Systique.

On February 8, 2008, HCI and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by HCI and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and HCI funded its share of the initial draw in the amount of $0.5 million.

Agreement with 95 West Co. Inc.

In July 2006, we entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC., (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate our SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. MLH owns a controlling interest in 95 West Co. MLH is controlled by an affiliate of Apollo, our controlling shareholder. Jeffrey Leddy, a member of our Board of Managers and a member of the HCI board of directors, is a director and the general manager of MLH, the CEO and President of 95 West Co., and also owns a small interest in each of 95 West Co. and MLH. Andrew Africk, a member of our Board of Managers and a member of the HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay 95 West Co. $9.3 million in annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016 for the use of the orbital positions, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2007, we paid 95 West Co. $0.75 million.

Agreement with Hughes Telematics Inc.

In July 2006, we granted a limited license to Hughes Telematics Inc. (“HTI”), allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES mark only in connection with its business of automotive telematics, and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to commence paying a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing development services and equipment to HTI.

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby it agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required.

In January 2008, we entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we shall serve as the exclusive manufacturer and supplier of TCU’s for HTI. The total development phase of the agreement is currently valued at approximately $38.5 million, $20.0 million of which was the subject of authorizations to proceed previously issued by HTI for such development work through December 31, 2007.

HTI is controlled by an Apollo affiliate. Apollo owns a controlling interest in our parent. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owned approximately 1.0% of the equity of HTI as of December 31, 2007. In addition, Andrew Africk, a member of our Board of Managers and HCI’s Board of Directors, is a director of HTI and a senior partner of Apollo.

Agreement with Mobile Satellite Ventures LP

On November 3, 2006, we signed a sales contract with Mobile Satellite Ventures LP (“MSV”) to design, develop and supply a satellite base station. SkyTerra owns approximately 99% of MSV on an undiluted basis as of December 31, 2007. Apollo owned approximately 15.3% of SkyTerra’s outstanding common equity and controlled approximately 29.8% of SkyTerra’s voting shares as of December 31, 2007. Three individuals affiliated with Apollo currently serve on the six member board of directors of SkyTerra. Andrew Africk, Aaron Stone and Jeffrey Leddy are each a member of our Board of Managers, HCI’s Board of Directors and the boards of directors of MSV and SkyTerra. In addition, Michael Weiner, a member of the board of directors of our Parent, served as an officer of Apollo until August 31, 2006 and also serves on the board of directors of SkyTerra.

Board of Managers Member Independence

The Company is not a listed issuer under applicable SEC rules and therefore is not subject to any independence rules of a national securities exchange or inter-dealer quotation system. All of our Class A membership interests are owned by our Parent. Our Board of Managers has determined that none of the members of our Board of Managers are independent as defined in the NASDAQ rules and regulations to which our Parent is subject. Pursuant to our second amended and restated limited liability agreement, only the holders of our Class A membership interests are entitled to vote as holders of interests in the Company. We rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Managers. Pursuant to NASDAQ Marketplace

Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors. Because 100% of our voting power is held by our Parent, we are exempt from the independence requirements under NASDAQ.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2007 and 2006, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”).

Audit and audit-related fees aggregated $1,438,000 and $1,969,000 for the years ended December 31, 2007 and 2006, respectively and were composed of the following:

•

Audit Fees—The aggregate fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2006, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $1,428,000 in 2007 and $1,642,000 in 2006.

•

Audit-Related Fees—The aggregate fees billed for audit-related services for the years ended December 31, 2007 and 2006, were $10,000 and $327,000, respectively. These fees relate to comfort letters, due diligence and consultation provided in connection with debt offerings and registration statements.

In addition, fees paid to Deloitte & Touche for tax services and all other service were as follows:

•

Tax Fees—The aggregate fees billed for tax services for the years ended December 31, 2007 and 2006, were $36,000 and $93,000, respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in both 2007 and 2006.

•

All Other Fees—The aggregate fees for services not included above were $0 and $18,000 respectively, for the years ended December 31, 2007 and 2006. These fees relate to consultation on accounting, financial and regulatory reporting matters in Europe for both 2007 and 2006.

Audit Committee Approval Policy

The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit-related, internal control-related, tax and permissible non-audit services to be provided to the Company by our independent accountants. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year. All fees paid to Deloitte & Touche for the years ended December 31, 2007 and 2006 were pre-approved by the Audit Committee in accordance with these policies.

Audit Committee Report

The Audit Committee of the Hughes Network Systems LLC Board of Managers, or the Committee, is currently composed of two directors and operates under a written charter adopted by the Board of Managers. These committee members are not considered to be independent. The members of the Committee are Aaron J. Stone and Jeffrey A. Leddy.

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

The Company’s independent registered public accounting firm also provided to the Committee the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees” as modified or supplemented and the Committee discussed with the independent registered public accounting firm that firm’s independence.

Based upon the Committee’s discussions with management and the independent registered public accounting firm and the Committee’s review of the representations of management and the reports of the independent registered public accounting firm to the Committee, the Committee recommended that the Board of Managers include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

AUDIT COMMITTEE

Aaron J. Stone

Jeffrey A. Leddy

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005	150
	3.	Exhibits	146

Exhibit Number	Description
3.1	Certificate of Formation of Hughes Network Systems, LLC filed in the State of Delaware on November 12, 2004 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.2	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.3	Certificate of Incorporation of HNS Finance Corp. filed in the State of Delaware on March 27, 2006 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.4	By-laws of HNS Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.5	Certificate of Incorporation of Hughes Network Systems International Service Company filed in the State of Delaware on April 27, 1990, including all amendments thereto and as last amended on June 12, 1990 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.6	By-laws of Hughes Network Systems International Service Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.7	Certificate of Formation of HNS Real Estate, LLC filed in the State of Delaware on April 19, 2005 (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.8	Amended and Restated Limited Liability Company Agreement of HNS Real Estate, LLC, dated April 22, 2005 (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.9	Certificate of Incorporation of HNS-India VSAT, Inc. filed in the State of Delaware on November 15, 1991 (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.10	By-laws of HNS-India VSAT, Inc. (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.11	Certificate of Incorporation of HNS-Shanghai, Inc. filed in the State of Delaware on October 9, 1990, including all amendments thereto and as last amended on May 23, 1994 (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

Exhibit Number	Description
3.12	By-laws of HNS-Shanghai, Inc. (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

4.1	Indenture, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.2	Registration Rights Agreement, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., the guarantors listed on Schedule I thereto, Bear, Stearns & Co., Inc, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.3	Form of 9 1/2% Senior Note due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.1	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.2	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.3	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.4	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.5	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.6	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

Exhibit Number	Description
10.7	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.8	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).

10.9	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.10	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.11	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.12	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).

10.13	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.15	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.16	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

Exhibit Number	Description
10.18	Amendment No. 1 to Restricted Unit Purchase Agreement dated December 15, 2006 between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed December 19, 2006)

10.19	Credit Agreement dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp., as co borrowers, the lenders party thereto, Bear Stearns Corporate Lending Inc. and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2070.

10.20	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007).

12*	Statement regarding computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries of Hughes Network Systems, LLC.

31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Balance Ending
	(in thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2007	$10,158	$11,405	$ -	$ (12,503)	$9,060
Year ended December 31, 2006	$12,534	$23,908	$ -	$ (26,284)	$10,158
Year ended December 31, 2005	$19,853	$14,587	$ -	$ (21,906)	$12,534

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUGHES NETWORK SYSTEMS, LLC (Registrant)

Date: March 10, 2008		/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL (Pradman P. Kaul)	Chief Executive Officer, President and Chairman of the Board of Managers (Principal Executive Officer)	March 10, 2008

/s/ GRANT A. BARBER (Grant A. Barber)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2008

/s/ THOMAS J. MCELROY (Thomas J. McElroy)	Senior Vice President, Controller and Chief Accounting Officer	March 10, 2008

/s/ JEFFREY A. LEDDY (Jeffrey A. Leddy)	Member of the Board of Managers	March 10, 2008

/s/ ANDREW D. AFRICK (Andrew D. Africk)	Member of the Board of Managers	March 10, 2008

/s/ AARON J. STONE (Aaron J. Stone)	Member of the Board of Managers	March 10, 2008