Form 10-Q
period 2008-09-30
Hughes Network Systems, LLC
filed 2008-11-06
CIK 1376567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of the registrant's membership interests outstanding as of November 4, 2008 was as follows:

Class A Membership Interests:         95,000
Class B Membership Interests:           3,656

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)
(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$98,271	$129,227
Marketable securities	8,262	11,224
Receivables, net	190,635	209,731
Inventories	72,404	65,754
Prepaid expenses and other	31,969	42,131
Total current assets	401,541	458,067
Property, net	495,300	479,976
Capitalized software costs, net	50,383	47,582
Intangible assets, net	22,844	22,513
Goodwill	2,661	–
Other assets	116,773	103,870
Total assets	$1,089,502	$1,112,008
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$81,433	$69,497
Short-term debt	9,737	14,795
Accrued liabilities	160,400	177,136
Due to affiliates	2,170	13,473
Total current liabilities	253,740	274,901
Long-term debt	578,540	577,761
Other long-term liabilities	7,262	6,526
Total liabilities	839,542	859,188
Commitments and contingencies
Minority interests	5,455	5,350
Equity:
Class A membership interests	177,200	180,655
Class B membership interests	–	–
Retained earnings	76,580	68,903
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustments	(3,269)	3,305
Unrealized loss on hedging instruments	(6,074)	(5,482)
Unrealized gains on securities	68	89
Total equity	244,505	247,470
Total liabilities and equity	$1,089,502	$1,112,008

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Services	$156,859	$137,419	$454,740	$386,166
Hardware sales	114,860	96,238	319,489	304,331
Total revenues	271,719	233,657	774,229	690,497
Operating costs and expenses:
Cost of services	105,988	91,985	301,875	259,117
Cost of hardware products sold	96,881	80,802	271,220	253,320
Selling, general and administrative	41,397	33,569	129,961	106,103
Research and development	6,493	3,959	19,745	12,301
Amortization of intangibles	1,629	1,536	4,904	4,607
Total operating costs and expenses	252,388	211,851	727,705	635,448
Operating income	19,331	21,806	46,524	55,049
Other income (expense):
Interest expense	(14,095)	(10,759)	(37,305)	(34,067)
Interest income	666	2,058	2,569	7,724
Other income, net	6	140	95	231
Income before income tax expense and minority interests in net (earnings) losses of subsidiaries	5,908	13,245	11,883	28,937
Income tax expense	(2,288)	(832)	(4,101)	(1,221)
Minority interests in net (earnings) losses of subsidiaries	(35)	33	(105)	216
Net income	$3,585	$12,446	$7,677	$27,932

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,677	$27,932
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,964	35,392
Equity plan compensation expense	248	240
Minority interests	105	(216)
Gain on disposal of assets	–	(367)
Other	10	70
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	12,615	(12,274)
Inventories	(8,015)	234
Prepaid expenses and other	(19,761)	(9,538)
Accounts payable	12,140	4,643
Accrued liabilities and other	(14,582)	5,347
Net cash provided by operating activities	40,401	51,463
Cash flows from investing activities:
Change in restricted cash	3,047	335
Purchases of marketable securities	–	(17,095)
Proceeds from sale of marketable securities	3,000	67,424
Expenditures for property	(52,991)	(211,266)
Expenditures for capitalized software	(10,526)	(10,694)
Proceeds from sale of property	104	356
Acquisition of Helius, Inc., net	(10,543)	–
Net cash used in investing activities	(67,909)	(170,940)
Cash flows from financing activities:
Net increase in notes and loans payable	403	800
Long-term debt borrowings	2,539	116,013
Repayment of long-term debt	(11,449)	(20,391)
Debt issuance costs	–	(2,049)
Net cash provided by (used in) financing activities	(8,507)	94,373
Effect of exchange rate changes on cash and cash equivalents	5,059	(2,508)
Net decrease in cash and cash equivalents	(30,956)	(27,612)
Cash and cash equivalents at beginning of the period	129,227	99,098
Cash and cash equivalents at end of the period	$98,271	$71,486
Supplemental cash flow information:
Cash paid for interest	$30,011	$29,190
Cash paid for income taxes	$2,503	$2,630

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of September 30, 2008, there were 95,000 Class A membership interests outstanding and 3,656 Class B membership interests outstanding.

We are a telecommunications company that primarily provides satellite based communications services and equipment that utilize very small aperture terminals (“VSAT”) to distribute signals via satellite as a means of connecting participants in private and shared data networks. VSAT networks are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband satellite network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. We also provide managed services to enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the growth of markets in our North America VSAT segment, and in April 2008, we introduced service in North America on the SPACEWAY system. The commencement of service on the SPACEWAY system enables us to expand our business by increasing our addressable markets in North America.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or otherwise controlled by the Company. As permitted under such rules, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2008 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired.

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

A significant component of our property and equipment is the capitalized costs associated with the SPACEWAY program, which includes costs associated with the construction of the satellite, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other costs directly related to the satellite. Capitalized satellite costs are depreciated on a straight-line basis over the estimated useful life of 15 years. The Company periodically reviews, at least annually, the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary.

New Accounting Pronouncements

On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Statement provides, among other things, disclosure requirements for derivative instruments and for hedging activities. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact this Statement will have on its financial position, results of operations, and cash flows.

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157, “Fair Value Measurements” for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS No. 157 to goodwill and intangible assets. The Company is currently evaluating the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on its financial position, results of operations, and cash flows.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Based on the valuation of Helius’ net assets, the purchase price has been computed as follows (in thousands):

Amount
Cash consideration	$10,500
Direct acquisition costs	305
Total acquisition costs	$10,805

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$1,054
Property, net	658
Intangible assets	7,600
Goodwill	2,661
Total assets	11,973
Current liabilities	(1,168)
Total liabilities	(1,168)
Net assets acquired	$10,805

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets are as follows (in thousands):

Amount
Customer relationships	$4,260
Patented technology	2,870
Trademarks	470
Total	$7,600

The weighted average amortization period for the intangible assets is approximately 7.6 years. The total amount of goodwill is expected to be deductible for tax purposes.

Other than intangible assets and goodwill, the assets, liabilities and results of operations of Helius were not significant to the Company’s condensed consolidated financial statements; therefore, pro forma information is not presented.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3:	Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized	Estimated
	Basis	Gains	Fair Values
September 30, 2008:
Municipal bonds	$6,183	$35	$6,218
Government agencies	2,043	1	2,044
Total available-for-sale securities	$8,226	$36	$8,262
December 31, 2007:
Municipal bonds	$9,139	$56	$9,195
Government agencies	2,027	2	2,029
Total available-for-sale securities	$11,166	$58	$11,224

The unrealized gains for the nine months ended September 30, 2008 were attributable to changes in the interest rates of these investments. The Company has the intent and ability to hold these securities until the securities mature.

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Trade receivables	$159,303	$176,835
Contracts in process	36,354	39,656
Other receivables	2,398	2,300
Total receivables	198,055	218,791
Allowance for doubtful accounts	(7,420)	(9,060)
Total receivables, net	$190,635	$209,731

Trade receivables included $3.6 million and $2.7 million of amounts due from affiliates at September 30, 2008 and December 31, 2007, respectively.

Advances and progress billings offset against contracts in process amounted to $17.3 million and $27.0 million at September 30, 2008 and December 31, 2007, respectively. The Company expects to collect $30.5 million, $2.3 million, $2.1 million and $1.5 million in 2008, 2009, 2010 and 2011, respectively, of contracts in process recorded at September 30, 2008.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Production materials and supplies	$12,722	$10,926
Work in process	10,970	15,147
Finished goods	48,712	39,681
Total inventories	$72,404	$65,754

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	September 30, 2008	December 31, 2007
Land and improvements		10	$5,901	$5,909
Buildings and leasehold improvements		2 - 30	28,123	23,450
Satellite related assets		15	380,394	–
Machinery and equipment		1 - 7	113,115	85,807
VSAT operating lease hardware		2 - 5	43,576	43,029
Furniture and fixtures		7	1,098	812
Construction in progress	—SPACEWAY		–	360,777
	—Other		18,111	19,270
Total property			590,318	539,054
Accumulated depreciation			(95,018)	(59,078)
Total property, net			$495,300	$479,976

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

We capitalized interest related to the construction of SPACEWAY 3 of $3.6 million for the three months ended September 30, 2007 and $4.8 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2008:
Backlog and customer relationships	4 - 8	$22,752	$(11,709)	$11,043
Patented technology and trademarks	2 - 10	17,282	(5,481)	11,801
Total intangible assets, net		$40,034	$(17,190)	$22,844
December 31, 2007:
Backlog and customer relationships	4 - 8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8 - 10	15,234	(3,800)	11,434
Total intangible assets, net		$34,801	$(12,288)	$22,513

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We amortize the recorded values of our intangible assets over their estimated useful lives. As a result of the application of SFAS No. 109, “Accounting for Income Taxes,” we reduced the cost basis of our intangible assets for the nine months ended September 30, 2008 by approximately $2.4 million, on a pro-rata basis. This reduction relates to the reversal of valuation allowances associated with the utilization of deferred tax assets of our United Kingdom (“U.K.”) and German subsidiaries acquired in HCI’s acquisition of the Company. Intangible assets may be subject to additional reductions to the extent the acquired deferred tax assets of our U.K. and German subsidiaries are utilized during 2008 (see Note 11—Income Taxes for further detail).

In addition, the cost basis of our intangible assets at September 30, 2008 included $7.6 million resulting from the acquisition of Helius (see Note 2—Acquisition of Helius, Inc. for further detail).

We recorded amortization expense related to intangible assets of $1.6 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2008 and 2007, respectively. Estimated future amortization expense at September 30, 2008 was as follows (in thousands):

Amount
Remaining three months ending December 31, 2008	$1,516
Year ending December 31,
2009	6,059
2010	3,155
2011	3,138
2012	3,138
2013	3,138
Thereafter	2,700
Total estimated future amortization expense	$22,844

Note 8:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2008	2007
VSAT hardware financing	8.00% - 12.00%	$5,916	$10,883
Revolving bank borrowings	9.50% - 15.25%	2,648	2,897
Term loans	12.25% - 13.75%	423	1,015
Other	6.00%	750	–
Total short term borrowings and current portion of long-term debt		$9,737	$14,795

At September 30, 2008, the Company had outstanding revolving bank borrowings of $2.6 million, which had a weighted average variable interest rate of 12.84%. These borrowings were obtained by our subsidiary in India under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian subsidiary under the revolving lines of credit was $1.6 million at September 30, 2008.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2008	2007
Senior notes	9.50%	$450,000	$450,000
Term loans	7.62% - 12.25%	115,000	115,254
VSAT hardware financing	8.00% - 12.00%	8,366	12,507
Other	6.00%	5,174	–
Total long-term debt		$578,540	$577,761

The $450 million of 9.50% senior notes (the “Senior Notes”) mature on April 15, 2014. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At September 30, 2008 and 2007, interest accrued on the Senior Notes was $19.7 million.

The Company has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. As of September 30, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.4 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of September 30, 2008 was $38.6 million.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”). The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). At September 30, 2008 and 2007, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported; and as to matters, including but not limited to, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. We were in compliance with all of our debt covenants at September 30, 2008.

We have entered in a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 14— Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of September 30, 2008, the net present value of the remaining debt balance under the capital lease was $5.9 million, included in Other in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through2016.

Note 9:	Financial Instruments

Interest Rate Swap

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. For the three and nine months ended September 30, 2008, the Company recorded an unrealized loss of $1.0 million and $0.6 million, respectively, in other comprehensive loss associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2008 through 2013 and $3.3 million for the year ending December 31, 2014.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on the assumptions market participants would use in pricing the asset or liability based on the best available information.

As of September 30, 2008, our financial assets included marketable securities, which are valued based on observable quoted market prices, and our financial liabilities included revolving bank borrowings at our subsidiary in India, which bear interest at observable interest rates, and the Revolving Credit Facility, which is subject to variable interest rates based on observable interest rates. There were no borrowings under the Revolving Credit Facility as of September 30, 2008. In addition, we have the Term Loan Facility that bears a variable interest rate based on observable interest rates; however, we have entered into the Swap Agreement to swap the variable LIBOR based interest for a fixed interest rate of 5.12% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the fair value of certain financial assets and financial liabilities as of September 30, 2008 and the level they fall within the fair value hierarchy (in thousands):

	Level	September 30, 2008
Marketable securities	Level 1	$8,262
Senior Notes	Level 1	442,125
Interest rate swap	Level 2	6,116
Revolving bank facilities	Level 2	2,648

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our condensed consolidated financial statements.

Note 11:	Income Taxes

Income tax expenses are mainly attributable to earnings from our foreign subsidiaries. For the three months ended September 30, 2008 and 2007, we recorded income tax expense of $2.3 million and $0.8 million, respectively. For the nine months ended September 30, 2008 and 2007, we recorded income tax expense of $4.1 million and $1.2 million, respectively.

For the three and nine months ended September 30, 2008, the Company’s U.K. and German subsidiaries utilized $2.9 million and $5.9 million, respectively, of their net operating loss carry-forwards. Since the U.K. and German subsidiaries have not met the “more likely than not” criteria of SFAS No. 109, they maintain a full valuation allowance on their deferred tax assets as of September 30, 2008.

As required by SFAS No. 109, the reversal of the U.K. and German valuation allowance associated with the utilization of their deferred tax assets reduces the basis of our intangible assets by approximately $2.4 million, on a pro-rata basis. Intangible assets may be subject to additional reductions to the extent acquired deferred tax assets of our German and U.K. subsidiaries are utilized during 2008. Upon the Company’s adoption of SFAS No. 141(R), a revision of SFAS No. 141, on January 1, 2009, any benefit realized from the utilization of the German and U.K. deferred tax assets will be recorded as a reduction to income tax expense.

As of September 30, 2008, the Company had not recorded any liabilities for the payment of interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

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

Stock Option Program

On April 24, 2008, HCI adopted and its Compensation Committee approved the Employee Stock Option Program (the “Stock Option Program”), which provides for the issuance of non-qualified stock options for grant to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under each Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2009. The exercise price of the stock option is the closing price of HCI’s common stock on the date of the grant. Any options forfeited or cancelled before they are exercised will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee of HCI delegated to our CEO and President the authority to award options, at his discretion, to the current and future employees of HCI and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. On April 24, 2008, HCI granted 557,400 options, with an exercise price of $54 per option to the employees of HCI and the Company. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

As HCI recently became a public registrant in February 2006, it does not have sufficient history to measure expected volatility using its own stock price history and to compute the expected term of the stock options. HCI utilized an average volatility based on a group of companies identified as its peers until such time that HCI has adequate stock history of its own. HCI estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock at issuance, and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as HCI has not, nor does it currently plan to, issue dividends to its shareholders.

Key Assumptions
for Option Awards
Weighted-average volatility	47.60%
Expected term	5 years
Risk-free interest rate	3.15%
Dividend yield	–

	Option Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	–	$–
Granted	557,400	$54.00
Forfeited or expired	(7,600)	$54.00
Outstanding at September 30, 2008	549,800	$54.00	$–	9.57
Exercisable at September 30, 2008	–	$–
Vested and expected to vest at September 30, 2008	501,660	$54.00

The compensation expense related to these awards is recognized on a straight-line basis over the four-year vesting period beginning in the second quarter of 2008. The Company recorded $0.8 million and $1.3 million compensation expense for the three and nine months ended September 30, 2008, respectively, and $11.0 million remained unrecognized at September 30, 2008 for non-vested stock options, which is expected to be recognized over a weighted average period of 3.56 years. None of the stock options vested during the current quarter.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HCI’s 2006 Equity and Incentive Plan

In January 2006, HCI’s Board of Directors approved the HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, other employees, advisors and consultants of HCI and its subsidiaries who are selected by HCI’s Compensation Committee for participation in the Plan. The Company recorded compensation expense related to the restricted stock awards, issued to HCI’s executives and our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.6 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, and $2.1 million for each of the nine months ended September 30, 2008 and 2007. As of September 30, 2008, the Company had $6.3 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 2.47 years.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-vested beginning balance	223,850	213,450	273,850	213,500
Issued	1,500	67,100	12,500	71,300
Forfeited	(6,125)	(2,500)	(11,125)	(6,750)
Vested	(71,375)	–	(127,375)	–
Non-vested ending balance	147,850	278,050	147,850	278,050

Restricted Stock Units

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-vested beginning balance	10,700	8,700	10,700	8,700
Issued	1,500	3,000	1,500	3,000
Forfeited	–	(1,000)	–	(1,000)
Non-vested ending balance	12,200	10,700	12,200	10,700

Bonus Unit Plan

In July 2005, the Company adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units of the Company were granted to certain employees of the Company. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by the Company at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock. On July 15, 2008, the first predetermined exchange date under the terms of the Bonus Unit Plan, approximately 1.9 million bonus units were exchanged for 192,399 shares of HCI’s common stock. On September 19, 2008, the Company issued 310,000 previously forfeited bonus units to certain employees of the Company pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for an estimated 10% forfeiture rate.

For the three and nine months ended September 30, 2008, the Company recognized $0.1 million and $0.2 million of compensation expense, respectively. The Company recognized minimal compensation expense for the three months ended September 30, 2007 and $0.2 million compensation expense for the nine months ended September 30, 2007.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in the bonus units under the Bonus Unit Plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-vested beginning balance	4,145,000	4,220,000	4,175,000	4,255,000
Converted to HCI common shares	(1,865,250)	–	(1,865,250)	–
Forfeited	(71,500)	(20,000)	(101,500)	(55,000)
Re-issuance of forfeited bonus units	310,000	–	310,000	–
Non-vested ending balance	2,518,250	4,200,000	2,518,250	4,200,000

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company determined that the Class B membership interests had nominal value at the date of grant and minimal compensation expense was recorded for each of the three and nine months ended September 30, 2008 and 2007.

In connection with HCI’s equity offering in May 2008, certain members of the Company’s senior management exchanged a portion of their vested Class B membership interests for HCI’s common stock. The number of shares of HCI’s common stock issued upon the exchange was based upon the fair market value of the vested Class B membership interests tendered for exchange divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. A total of 170,081 shares of HCI’s common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with HCI’s equity offering.

Summary of Class B membership interests activities is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Outstanding beginnning balance	3,656	4,650	4,650	4,650
Converted to HCI common shares	–	–	(994)	–
Outstanding ending balance	3,656	4,650	3,656	4,650

Note 13:	Other Benefits

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between DIRECTV Group (“DIRECTV”) and SkyTerra Communications, Inc. (“SkyTerra”), the Company established the Long-Term Cash Incentive Retention Program (the “Retention Plan”), a one-time employee retention program, which was designed to retain a select group of employees chosen by the Company’s senior management. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by the Company on the vesting date of April 22, 2009 and (ii) the Company successfully attains its earnings goal for 2008.

In accordance with the Retention Plan, the Company established the earnings goal in March 2008, which is equivalent to our planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating the Company’s covenant compliance under our credit agreements and the indenture governing the Senior Notes. As of September 30, 2008, the Retention Plan had 88 participants and a maximum payout (if all participants remain employed and the Adjusted EBITDA goal is achieved) of approximately $14.1 million. If the Company successfully attains 100% of its Adjusted EBITDA goal for

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008, each participant who remains continuously employed by the Company will be paid in the form of a lump-sum cash award on or about April 22, 2009. If the Company misses the goal by up to 15%, a pro-rated portion of a participant’s bonus would still be paid. If the Company misses its goal by more than 15%, no payout will be made. On the basis that a goal had been established for 2008, management assessed the probability of achieving the Adjusted EBITDA goal and recorded an accrued liability of $9.9 million at September 30, 2008, related to the estimated payout for the Retention Plan after giving effect to the vesting period for the Retention Plan. The liability is based on management’s current assessment of the probability of achieving a profitability goal and continued employment by the participants through April 22, 2009 after giving effect to the vesting period. Management will continue to assess this liability and will accrue the balance as appropriate through the vesting period. Management currently estimates that the total potential payout will be approximately $11.4 million.

Note 14:	Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. In addition, we purchase certain management services from HCI. Our related parties include Apollo Management, L.P. and its affiliates (collectively “Apollo”).

Management Agreement with HCI

We have a management and advisory services agreement with HCI, our Parent, pursuant to which HCI agrees to provide us, through its officers and employees, general support, advisory, and consulting services in relation to our business. Pursuant to the agreement, we reimburse HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain HCI executives plus a 2% service fee.

Smart & Final, Inc. (“Smart & Final”)

As of September 30, 2008, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide VSAT products and services to Smart & Final.

Hughes Systique Corporation (“Hughes Systique”)

The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. On January 9, 2008, HCI invested an additional $1.5 million in the common equity of Hughes Systique. At September 30, 2008, on an undiluted basis, HCI owned approximately 32.1% of the outstanding shares of Hughes Systique and our CEO and President and his brother owned an aggregate of approximately 17.5% of the outstanding shares of Hughes Systique. In addition, our CEO and President and a member of our Board of Managers and HCI’s Board of Directors serve on the board of directors of Hughes Systique.

On February 8, 2008, HCI and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by HCI and the other significant shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made a request for an initial draw of $1.0 million, and HCI funded its share of $0.5 million for the initial draw.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. A member of our Board of Managers and HCI’s Board of Directors is the managing director of 95 West Co. and MLH and also owns a small interest in each. Another member of our Board of Managers and HCI’s Board of Directors is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3.

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

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby we agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. Our management does not believe that this agreement with HTI and HTI’s customer, together with the letter agreement with HTI, will have a significant negative impact, if any, on us and our financial position, results of operations or cash flows.

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

HTI is controlled by an affiliate of Apollo. Our Parent, HCI, is controlled by Apollo. A member of our Board of Managers and HCI’s Board of Directors is the CEO and a director of HTI and owns approximately 1.0% of HTI’s equity as of September 30, 2008. In addition, another member of our Board of Managers and HCI’s Board of Directors is a director of HTI and a senior partner of Apollo.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
HTI	$10,079	$6,395	$22,271	$15,790
Apollo and affiliates	198	9,866	613	28,880
Total sales	$10,277	$16,261	$22,884	$44,670

Purchases:
Intelsat*	$–	$28,805	$10,074	$87,952
HCI	443	730	4,143	4,306
Hughes Systique	3,412	1,634	7,195	3,679
95 West Co.	–	–	750	–
Total purchases	$3,855	$31,169	$22,162	$95,937
* Subsequent to February 4, 2008, Intelsat was no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	September 30, 2008	December 31, 2007
Due from related parties:
HTI	$3,562	$2,380
Apollo and affiliates	85	299
Total due from related party	$3,647	$2,679

Due to related parties:
Hughes Systique	$1,393	$310
HCI	777	852
Intelsat*	–	12,311
Total due to related party	$2,170	$13,473
* Subsequent to February 4, 2008, Intelsat was no longer a related party.

Note 15:	Segment Data

Our operations have been classified into four business segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc., and the Terrestrial Microwave group. The Corporate segment includes our corporate offices and assets not specifically related to another business segment.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Selected financial information for our operating segments is as follows (in thousands):

	North America VSAT	International VSAT	Telecom Systems	Corporate	Consolidated
As of and For the Three Months Ended September 30, 2008
Revenues	$169,400	$60,056	$42,263	$–	$271,719
Operating income	$4,296	$6,390	$8,645	$–	$19,331
Depreciation and amortization	$15,411	$2,396	$986	$–	$18,793
Assets	$645,279	$198,851	$65,842	$179,530	$1,089,502
Capital expenditures	$7,355	$2,961	$352	$1,928	$12,596
As of and For the Three Months Ended September 30, 2007
Revenues	$148,239	$49,077	$36,341	$–	$233,657
Operating income	$10,430	$4,038	$7,338	$–	$21,806
Depreciation and amortization	$8,485	$2,672	$1,140	$–	$12,297
Assets	$586,904	$193,018	$61,051	$213,989	$1,054,962
Capital expenditures	$91,493	$1,360	$1,231	$1,544	$95,628
As of and For the Nine Months Ended September 30, 2008
Revenues	$487,431	$170,121	$116,677	$–	$774,229
Operating income	$12,589	$14,090	$19,845	$–	$46,524
Depreciation and amortization	$39,241	$6,814	$2,853	$–	$48,908
Assets	$645,279	$198,851	$65,842	$179,530	$1,089,502
Capital expenditures	$46,775	$7,841	$1,733	$7,168	$63,517
As of and For the Nine Months Ended September 30, 2007
Revenues	$450,579	$138,494	$101,424	$–	$690,497
Operating income	$29,550	$9,776	$15,723	$–	$55,049
Depreciation and amortization	$27,067	$4,532	$3,222	$–	$34,821
Assets	$586,904	$193,018	$61,051	$213,989	$1,054,962
Capital expenditures	$201,527	$6,316	$3,693	$10,424	$221,960

Note 16:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$3,585	$12,446	$7,677	$27,932
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,502)	1,621	(6,574)	4,160
Reclassification of hedging instruments	727	–	1,330	–
Unrealized gain (loss) on securities	(46)	122	(21)	114
Unrealized loss on hedging instruments	(1,749)	(1,402)	(1,922)	(274)
Total other comprehensive income (loss)	(7,570)	341	(7,187)	4,000
Total comprehensive income (loss)	$(3,985)	$12,787	$490	$31,932

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17:	Commitments and Contingencies

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

On June 28, 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch our SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, we made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, we sent a notice of termination to Sea Launch and were entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. Our arbitration filing is based on breach of contract. We believe that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that we are contractually entitled to a full refund of our payments under the express terms of the LSA. As a result, we have vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which we may be entitled as a consequence of Sea Launch’s wrongful refusal to refund our payments. As of September 30, 2008, the arbitration hearings have been completed, and the Company is awaiting the decision of the arbitration tribunal. The Company’s management expects the result of the arbitration will be available in the fourth quarter of 2008. We have recorded a deposit, included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint seeks damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. The Company intends to vigorously defend this case and, based on the arbitration clause in this customer’s service agreement, believes the claim is subject to mandatory arbitration and therefore may not proceed in court. The Company does not believe that this matter will have a material adverse effect on its business, financial condition, results of operations or liquidity.

It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $25.8 million that were undrawn at September 30, 2008. Of this amount, $11.4 million were issued under the Revolving Credit Facility; $1.6 million were secured by restricted cash; $0.2 million related to an insurance bond; and $12.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of September 30, 2008, these obligations were scheduled to expire as follows: $6.0 million in 2008; $16.7 million in 2009; $0.9 million in 2010; $0.5 million in 2011; and $1.7 million in 2012 and thereafter.

Pursuant to the terms of a contribution agreement among the Company, SkyTerra, DIRECTV and DTV Networks, Inc. entered into in December 2004 (the “Contribution Agreement”), the Company has limited rights with respect to its

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 investment in the common stock of an unconsolidated affiliate carried in Other assets prior to June 30, 2007. The investment is included in Prepaid expenses and other in the accompanying unaudited Condensed Consolidated Balance Sheets as of September 30, 2008. Among other things, the Company may not pledge or otherwise encumber these shares, and while it may sell the shares to an unaffiliated third party, it must deliver the net proceeds from such sale to DIRECTV. Pursuant to the Contribution Agreement, the shares must be returned to DIRECTV in 2008 unless a qualifying disposition of the shares has occurred. Accordingly, the Company recorded a corresponding liability for this investment, which is included in Accrued liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets as of September 30, 2008. The Company is expected to transfer the investment to DIRECTV by the end of 2008.

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

The following represents the supplemental condensed financial statements of the Company, Guarantor Subsidiaries and Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet as of September 30, 2008
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$78,480	$406	$19,385	$–	$98,271
Marketable securities	8,262	–	–	–	8,262
Receivables, net	137,036	4,340	64,797	(15,538)	190,635
Inventories	59,301	1,779	11,324	–	72,404
Prepaid expenses and other	18,096	340	13,533	–	31,969
Total current assets	301,175	6,865	109,039	(15,538)	401,541
Property, net	447,902	29,913	17,485	–	495,300
Investment in subsidiaries	82,417	–	–	(82,417)	–
Other assets	189,895	158	(2,608)	–	192,661
Total assets	$1,021,389	$36,936	$129,132	$(97,955)	$1,089,502
Liabilities and equity
Accounts payable	$60,842	$5,822	$30,307	$(15,538)	$81,433
Short-term debt	5,208	–	4,529	–	9,737
Accrued liabilities and due to affiliates	128,807	309	33,454	–	162,570
Total current liabilities	194,857	6,131	68,290	(15,538)	253,740
Long-term debt	575,318	–	3,222	–	578,540
Other long-term liabilities	6,709	553	–	–	7,262
Minority interests	–	5,455	–	–	5,455
Total equity	244,505	24,797	57,620	(82,417)	244,505
Total liabilities and equity	$1,021,389	$36,936	$129,132	$(97,955)	$1,089,502

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Balance Sheet as of December 31, 2007
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$113,530	$150	$15,547	$–	$129,227
Marketable securities	11,224	–	–	–	11,224
Receivables, net	158,540	15	68,919	(17,743)	209,731
Inventories	59,164	–	6,590	–	65,754
Prepaid expenses and other	26,638	83	15,410	–	42,131
Total current assets	369,096	248	106,466	(17,743)	458,067
Property, net	436,116	25,941	17,919	–	479,976
Investment in subsidiaries	76,557	–	–	(76,557)	–
Other assets	168,084	5,881	–	–	173,965
Total assets	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008
Liabilities and equity
Accounts payable	$56,638	$11	$30,591	$(17,743)	$69,497
Short-term debt	9,636	–	5,159	–	14,795
Accrued liabilities and due to affiliates	156,460	–	34,149	–	190,609
Total current liabilities	222,734	11	69,899	(17,743)	274,901
Long-term debt	573,836	–	3,925	–	577,761
Other long-term liabilities	5,813	–	713	–	6,526
Minority interests	–	5,350	–	–	5,350
Total equity	247,470	26,709	49,848	(76,557)	247,470
Total liabilities and equity	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2008
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$225,447	$4,951	$47,806	$(6,485)	$271,719
Operating costs and expenses:
Costs of revenues	171,634	2,358	34,522	(5,645)	202,869
Selling, general and administrative	32,717	1,441	8,079	(840)	41,397
Research and development	5,759	734	–	–	6,493
Amortization of intangibles	1,347	282	–	–	1,629
Total operating costs and expenses	211,457	4,815	42,601	(6,485)	252,388
Operating income	13,990	136	5,205	–	19,331
Other income (expense):
Interest expense	(13,732)	–	(363)	–	(14,095)
Interest and other income (expense), net	535	(48)	150	–	637
Equity in earnings of subsidiaries	2,853	–	–	(2,853)	–
Income before income tax expense	3,646	88	4,992	(2,853)	5,873
Income tax expense	(61)	–	(2,227)	–	(2,288)
Net income	$3,585	$88	$2,765	$(2,853)	$3,585

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007
(In thousands)
(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$204,147	$212	$32,585	$(3,287)	$233,657
Operating costs and expenses:
Costs of revenues	151,487	–	24,342	(3,042)	172,787
Selling, general and administrative	27,459	544	5,811	(245)	33,569
Research and development	3,959	–	–	–	3,959
Amortization of intangibles	1,536	–	–	–	1,536
Total operating costs and expenses	184,441	544	30,153	(3,287)	211,851
Operating income (loss)	19,706	(332)	2,432	–	21,806
Other income (expense):
Interest expense	(10,332)	–	(427)	–	(10,759)
Interest and other income, net	1,874	24	333	–	2,231
Equity in earnings of subsidiaries	1,256	–	–	(1,256)	–
Income (loss) before income tax expense	12,504	(308)	2,338	(1,256)	13,278
Income tax expense	(58)	–	(774)	–	(832)
Net income (loss)	$12,446	$(308)	$1,564	$(1,256)	$12,446

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$655,904	$9,344	$133,363	$(24,382)	$774,229
Operating costs and expenses:
Costs of revenues	496,081	4,195	94,517	(21,698)	573,095
Selling, general and administrative	103,920	4,125	24,600	(2,684)	129,961
Research and development	17,705	2,040	–	–	19,745
Amortization of intangibles	4,153	751	–	–	4,904
Total operating costs and expenses	621,859	11,111	119,117	(24,382)	727,705
Operating income (loss)	34,045	(1,767)	14,246	–	46,524
Other income (expense):
Interest expense	(36,170)	–	(1,135)	–	(37,305)
Interest and other income (expense), net	2,165	(145)	539	–	2,559
Equity in earnings of subsidiaries	7,757	–	–	(7,757)	–
Income (loss) before income tax expense	7,797	(1,912)	13,650	(7,757)	11,778
Income tax expense	(120)	–	(3,981)	–	(4,101)
Net income (loss)	$7,677	$(1,912)	$9,669	$(7,757)	$7,677

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$606,851	$868	$95,760	$(12,982)	$690,497
Operating costs and expenses:
Costs of revenues	454,329	–	68,716	(10,608)	512,437
Selling, general and administrative	84,220	1,838	22,419	(2,374)	106,103
Research and development	12,301	–	–	–	12,301
Amortization of intangibles	4,607	–	–	–	4,607
Total operating costs and expenses	555,457	1,838	91,135	(12,982)	635,448
Operating income (loss)	51,394	(970)	4,625	–	55,049
Other income (expense):
Interest expense	(32,668)	–	(1,399)	–	(34,067)
Interest and other income, net	7,559	144	468	–	8,171
Equity in earnings of subsidiaries	1,716	–	–	(1,716)	–
Income (loss) before income tax expense	28,001	(826)	3,694	(1,716)	29,153
Income tax expense	(69)	–	(1,152)	–	(1,221)
Net income (loss)	$27,932	$(826)	$2,542	$(1,716)	$27,932

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$7,677	$(1,912)	$9,669	$(7,757)	$7,677
Adjustments to reconcile net income (loss) to net cash flows from operating activities	23,934	6,976	(5,943)	7,757	32,724
Net cash provided by operating activities	31,611	5,064	3,726	–	40,401
Cash flows from investing activities:
Change in restricted cash	3,579	–	(532)	–	3,047
Proceeds from sales of maketable securities	3,000	–	–	–	3,000
Expenditures for property	(43,413)	(4,808)	(4,770)	–	(52,991)
Expenditures for capitalized software	(10,526)	–	–	–	(10,526)
Proceeds from sale of property	26	–	78	–	104
Acquisition of Helius, net	(10,543)	–	–	–	(10,543)
Net cash used in investing activities	(57,877)	(4,808)	(5,224)	–	(67,909)
Cash flows from financing activities:
Net increase in notes and loans payable	–	–	403	–	403
Long-term debt borrowings	86	–	2,453	–	2,539
Repayment of long-term debt	(8,870)	–	(2,579)	–	(11,449)
Net cash provided by (used in) financing activities	(8,784)	–	277	–	(8,507)
Effect of exchange rate changes on cash and cash equivalents	–	–	5,059	–	5,059
Net increase (decrease) in cash and cash equivalents	(35,050)	256	3,838	–	(30,956)
Cash and cash equivalents at beginning of period	113,530	150	15,547	–	129,227
Cash and cash equivalents at end of period	$78,480	$406	$19,385	$–	98,271

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$27,932	$(826)	$2,542	$(1,716)	$27,932
Adjustments to reconcile net income (loss) to net cash flows from operating activities	16,780	1,799	3,236	1,716	23,531
Net cash provided by operating activities	44,712	973	5,778	–	51,463
Cash flows from investing activities:
Change in restricted cash	275	–	60	–	335
Purchases of marketable securities	(17,095)	–	–	–	(17,095)
Proceeds from sales of maketable securities	67,424	–	–	–	67,424
Expenditures for property	(205,854)	(833)	(4,579)	–	(211,266)
Expenditures for capitalized software	(10,694)	–	–	–	(10,694)
Proceeds from sale of property	36	–	320	–	356
Net cash used in investing activities	(165,908)	(833)	(4,199)	–	(170,940)
Cash flows from financing activities:
Net increase in notes and loans payable	–	–	800	–	800
Long-term debt borrowings	115,000	–	1,013	–	116,013
Repayment of long-term debt	(17,652)	–	(2,739)	–	(20,391)
Debt issuance cost	(2,049)	–	–	–	(2,049)
Net cash provided by (used in) financing activities	95,299	–	(926)	–	94,373
Effect of exchange rate changes on cash and cash equivalents	–	–	(2,508)		(2,508)
Net increase (decrease) in cash and cash equivalents	(25,897)	140	(1,855)	–	(27,612)
Cash and cash equivalents at beginning of period	92,988	80	6,030	–	99,098
Cash and cash equivalents at end of period	$67,091	$220	$4,175	$–	$71,486

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS,” “the Company,” “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the largest satellite Internet access provider to North American consumers, which we refer to as the Consumer market. We are also the world’s leading provider of broadband satellite network services and systems to the enterprise market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

We operate in four business segments: (i) the North America very small aperture terminal (“VSAT”) segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America VSAT segment consists of the Consumer group and the Network Equipment and Services group. The International VSAT segment consists of the Network Equipment and Services group. The Telecom Systems segment consists of the Mobile Satellite Systems group, including development services and equipment provided to a related party, Hughes Telematics, Inc. (“HTI”), and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Strategic Initiatives and Their Impact on Our Results of Operations

We generated net income of $3.6 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, compared to $12.4 million and $27.9 million for the same periods in 2007. Net income for the three and nine month periods ended September 30, 2008 were adversely impacted by two initiatives related to our operations that did not exist in the comparable periods in 2007. These initiatives, which support our future growth in services and the retention of employees were: i) the recognition of depreciation expense of $6.4 million and $12.5 million for the three and nine months ended September 30, 2008, respectively, in connection with the April 2008 commencement of SPACEWAY services and ii) the accrual of compensation expense of $0.7 million and $9.9 million for the three and nine months ended September 30, 2008, respectively, in connection with our obligation related to a one-time retention program as described in Note 13—Long-Term Cash Incentive Retention Program included in Item 1 of this report. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the hardware under a 24 month contract. We believe that renting the hardware will expand the customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs. At September 30, 2008, we had a consumer customer base of approximately 420,700 subscribers that generated revenues of $95.8 million and $280.7 million for the three and nine months ended September 30, 2008, respectively.

Satellite related assets—As part of our focus on less costly and more efficient technological solutions, we have constructed and developed the SPACEWAYTM 3 satellite (“SPACEWAY 3”) as well as related network operations center facilities, certain other ground facilities and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system greatly enhances data communication capabilities and efficiencies for enterprise and consumer customers. In August 2007, we launched SPACEWAY 3, and we introduced service in North America on the SPACEWAY system in April 2008. The commencement of service on the SPACEWAY system enables us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, primarily through the reduction of third party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and expand our business significantly by increasing our addressable market in the enterprise and consumer markets. However, we will incur start-up costs associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

The Company continues to evaluate the requirements for additional space segment capacity, including the purchase of another satellite. The Company is considering various alternatives related to ownership structure of the new satellite, capacity features and other factors that would promote long term growth while meeting the needs of its customers.

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

On February 4, 2008, HCI completed the acquisition of Helius, Inc. (“Helius”) pursuant to the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of HCI (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). HCI paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition of Helius, HCI transferred its ownership of Helius to us, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals as set forth in the Merger Agreement. For further discussion of this acquisition, see Note 2—Acquisition of Helius, Inc. to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Revenues—We generate revenues from the sale and financing of hardware and the provision of services. In our North America and International VSAT segments, we generate revenues from services and hardware, while in our Telecom Systems segment, we generate revenues primarily from the development and sale of hardware. Some of our large enterprise VSAT customers, who purchase equipment separately, operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our VSAT services vary in length depending on the customer’s requirements.

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on a particular end market. Typically, our large enterprise customers enter into a service contract with a three- to five-year duration and our consumer customers enter into a 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operation, our services include the following:

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or include the equipment purchased in a service agreement under which payments are made over a fixed term. For our consumer customers, they can purchase their equipment up front, pay for it under a service contract over a 24-month period, or rent the equipment over the 24-month contract. Hardware revenues of the North American and International Network Equipment and Services groups are derived from network operating centers, radio frequency terminals (earth stations), VSAT components including indoor units, outdoor units, antennas, voice, video, serial data appliances and system integration services to integrate all of the above into a system.

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

Market Trends Impacting Our Revenues—The following table presents our revenues by segments for the three and nine months ended September 30, 2008 and 2007 (in thousands):

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,		Variance
	2008	2007	Amount	%
Revenues:
Services	$156,859	$137,419	$19,440	14.1%
Hardware sales	114,860	96,238	18,622	19.3%
Total revenues	$271,719	$233,657	$38,062	16.3%
Revenues by end market:
North America VSAT:
Consumer	$95,817	$82,569	$13,248	16.0%
Network Equipment and Services	73,583	65,670	7,913	12.0%
Total North America VSAT	169,400	148,239	21,161	14.3%
International VSAT:
Network Equipment and Services	60,056	49,077	10,979	22.4%
Telecom Systems:
Mobile Satellite Systems	37,277	33,309	3,968	11.9%
Terrestrial Microwave	4,986	3,032	1,954	64.4%
Total Telecom Systems	42,263	36,341	5,922	16.3%
Total revenues	$271,719	$233,657	$38,062	16.3%

North America VSAT Segment

Revenue from our Consumer group increased by 16.0% for the three months ended September 30, 2008 compared to the same period in 2007. At September 30, 2008, our Consumer subscriber base grew by 56,000 subscribers to 420,700 subscribers compared to September 30, 2007. During the three months ended September 30, 2008, we averaged approximately 14,700 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.62%. The average revenue per unit (“ARPU”) for the three months ended September 30, 2008 increased by 4.8% to $66 compared to the same period in 2007. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customers’ broadband access requirements; and (iii) enhancement in the performance capabilities of our service offerings.

Revenue from our North American Network Equipment and Services group for the three months ended September 30, 2008 increased by 12.0% to $73.6 million compared to the same period in 2007. The increase resulted from the growth in sales to our government customers. Our enterprise orders and backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Network Equipment and Services group for the three months ended September 30, 2008 increased by 22.4% to $60.1 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Mobile Satellite Systems group for the three months ended September 30, 2008 increased by 11.9% to $37.3 million compared to the same period in 2007. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the three months ended September 30, 2008 increased by 64.4% to $5.0 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Variance
	2008	2007	Amount	%
Revenues:
Services	$454,740	$386,166	$68,574	17.8%
Hardware sales	319,489	304,331	15,158	5.0%
Total revenues	$774,229	$690,497	$83,732	12.1%
Revenues by end market:
North America VSAT:
Consumer	$280,704	$243,529	$37,175	15.3%
Network Equipment and Services	206,727	207,050	(323)	(0.2)%
Total North America VSAT	487,431	450,579	36,852	8.2%
International VSAT:
Network Equipment and Services	170,121	138,494	31,627	22.8%
Telecom Systems:
Mobile Satellite Systems	103,622	93,532	10,090	10.8%
Terrestrial Microwave	13,055	7,892	5,163	65.4%
Total Telecom Systems	116,677	101,424	15,253	15.0%
Total revenues	$774,229	$690,497	$83,732	12.1%

North America VSAT Segment

Revenue from our Consumer group increased by 15.3% for the nine months ended September 30, 2008 compared to the same period in 2007. At September 30, 2008, our Consumer subscriber base grew by 56,000 subscribers to 420,700 subscribers compared to September 30, 2007. During the nine months ended September 30, 2008, we averaged approximately 14,200 gross customer additions per month and experienced an average “churn” rate (the rate of customer cancellations/non-renewals as a percentage of total number of subscribers) of 2.36%. The average revenue per unit (“ARPU”) for the nine months ended September 30, 2008 increased by 4.8% to $65 compared to the same period in 2007. The growth in our Consumer group has been driven primarily by three factors: (i) our focus on new market distribution channels for geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customers’ broadband access requirements; and (iii) enhancement in the performance capabilities of our service offerings.

Revenue from our North American Network Equipment and Services group for the nine months ended September 30, 2008 decreased slightly by 0.2% to $206.7 million compared to the same period in 2007. The underlying increase in service revenues was offset by delays in hardware upgrades by a couple of our existing enterprise customers. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as closure and delivery of new contracts. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Network Equipment and Services group for the nine months ended September 30, 2008 increased by 22.8% to $170.1 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Mobile Satellite Systems group for the nine months ended September 30, 2008 grew by 10.8% to $103.6 million compared to the same period in 2007. Contributing to this growth was increased engineering efforts on new projects involving automotive telematics solutions and for the design, development and supply of user terminals and chipset related development. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the nine months ended September 30, 2008 increased by 65.4% to $13.1 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Cost of Services—Our cost of services relates to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and capitalized hardware under the consumer rental program, subscriber acquisition costs and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs, except for transponder capacity leases and customer care costs which are dependent on the number of customers served, have remained relatively constant during 2008 and 2007 as a result of cost containment initiatives and other efficiencies achieved by the Company. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

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

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$156,859	$137,419	$19,440	14.1%
Hardware sales	114,860	96,238	18,622	19.3%
Total revenues	$271,719	$233,657	$38,062	16.3%
% of revenue to total revenues:
Services	57.7%	58.8%
Hardware sales	42.3%	41.2%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $13.9 million, or 20.3%, to $82.4 million for the three months ended September 30, 2008 compared to $68.5 million for the same period in 2007. The increase in services revenue for the Consumer group was primarily due to an increase in the subscriber base of approximately 56,000 subscribers to approximately 420,700 subscribers at September 30, 2008 from approximately 364,700 subscribers at September 30, 2007 and an increase in ARPU of 4.8% to $66 for the three months ended September 30, 2008 from $63 for the same period in 2007. Also contributing to the increase was revenue growth from our North America Equipment and Services group of $5.0 million to $38.8 million for the three months ended September 30, 2008 compared to $33.8 million for the same period in 2007, mainly due to new contracts awarded in 2007 and 2008 that provided incremental services revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $3.3 million to $10.1 million for the three months ended September 30, 2008 compared to $6.8 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI. Offsetting the increase in services revenue was a decrease of $2.7 million in revenues from our International VSAT segment to $25.6 million for the three months ended September 30, 2008 compared to $28.3 million for the same period in 2007 as continued growth in sites under services in Brazil was offset by the completion of legacy service contracts in Europe.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International VSAT segment of $13.8 million, or 66.7%, to $34.5 million for the three months ended September 30, 2008 compared to $20.7 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, which is expected to initiate services in the first quarter of 2009.

In addition, hardware sales from our North America VSAT segment increased by $2.2 million to $48.2 million for the three months ended September 30, 2008 compared to $46.0 million for the same period in 2007. The increase was mainly attributable to the growth in sales to our government customers. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $0.7 million to $13.4 million for the three months ended September 30, 2008 compared to $14.1 million for the same period in 2007 as a result of changes in pricing plans in response to competitive pressures.

Further contributing to the increase in hardware sales was revenue growth from our Telecom Systems segment of $2.7 million to $32.2 million for the three months ended September 30, 2008 compared to $29.5 million for the same period in 2007. Revenues from the Terrestrial Microwave group increased by $2.0 million due to higher hardware sales of point-to-multipoint products associated with orders from new customers in Europe and Africa. Revenues from the Mobile Satellite Systems group improved slightly by $0.7 million primarily resulting from contracts for the design, development and supply of user terminals and chipset related development, partially offset by the completion of engineering activities on projects for the development of gateway infrastructure technology, such as ground-based beam forming.

Cost of Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$105,988	$91,985	$14,003	15.2%
Cost of hardware products sold	96,881	80,802	16,079	19.9%
Total cost of revenues	$202,869	$172,787	$30,082	17.4%
Services cost as a % of services revenues	67.6%	66.9%
Hardware cost as a % of hardware revenues	84.3%	84.0%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Network Equipment and Services group. The increase was partly due to $8.3 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of the SPACEWAY satellite related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways , and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $1.3 million for the three months ended September 30, 2008 compared to the same period in 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise services business from the North America Equipment and Services group. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are utilizing the SPACEWAY network. In addition, other support costs for customer service, network operations, field services and backhaul costs and depreciation expense increased by $3.6 million.

 Offsetting these increases was a decrease in cost of services of $1.9 million across our international service businesses primarily due to the completion of legacy contracts in Europe.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to an increase in cost of hardware products sold from our International VSAT segment of $7.4 million to $21.9 million for the three months ended September 30, 2008 compared to $14.5 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom.

In addition, cost of hardware products sold in our North America VSAT segment increased by $6.4 million to $51.1  million for the three months ended September 30, 2008 compared to the same period in 2007. The increase in cost of hardware products sold resulted from revenue growth in this segment as well as higher installation and hardware costs associated with new subscribers and the commencement of SPACEWAY services. Hardware costs as a percentage of hardware revenues increased slightly due to changes in the consumer price plans implemented in May 2007, which included a price reduction of $100 on the upfront plan and a change in term and price of the promotional plan. Cost of hardware products sold also increased by $2.3 million as a result of increased sales in the Telecom Systems segment.

Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$41,397	$33,569	$7,828	23.3%
% of revenue	15.2%	14.4%

Selling, general and administrative expense increased primarily due to higher costs of: (i) $1.5 million, in the aggregate, related to employee incentive plans and a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra Communications, Inc. (“SkyTerra”); (ii) $1.9 million related to domestic selling, advertising and customer service costs; (iii) $0.7 million related to increased bad debt expenses and bank fees associated with credit card processing charges; and (iv) $1.6 million related to marketing and administrative costs from our foreign subsidiaries. In addition, the acquisition of Helius added $0.8 million of selling, general and administrative expense in 2008. For further discussion of the retention program, see Note 13—Long-Term Cash Incentive Retention Program to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$6,493	$3,959	$2,534	64.0%
% of revenue	2.4%	1.7%

The increase in research and development was primarily due to continued development activities in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$1,629	$1,536	$93	6.1%
% of revenue	0.6%	0.7%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius completed in February 2008. The increase was partially offset due to adjustments to our intangible assets to reflect the reversal of valuation allowances associated with our United Kingdom and German subsidiaries (see Note 7—Intangible Assets, Net to the Company’s unaudited condensed consolidated financial statements included in Item 1 of this report for further detail).

Operating Income

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$19,331	$21,806	$(2,475)	(11.4)%
% of revenue	7.1%	9.3%

Operating income decreased as a result of higher operating costs associated with increased sales as well as two initiatives related to our operations that did not exist in the comparable periods in 2007. For the three months ended September 30, 2008, we recognized $6.4 million of depreciation expense associated with the commencement of SPACEWAY services in April 2008 and $0.7 million of compensation expense related to a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. In addition, the increase in operating costs was affected by improvements in gross margins from the higher revenues and was due to higher research and development expense of $2.5 million for the three months ended September 30, 2008 compared to the same quarter in 2007.

Interest Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$14,095	$10,759	$3,336	31.0%

Interest expense primarily relates to interest paid on the $450 million unsecured senior notes (“Senior Notes”) and the $115 million borrowing under the term loan facility (“Term Loan Facility”). The increase in interest expense was mainly due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3, which was placed into service in April 2008.

Interest and Other Income, Net

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$666	$2,058	$(1,392)	(67.6)%
Other income, net	6	140	(134)	(95.7)%
Total interest and other income, net	$672	$2,198	$(1,526)	(69.4)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return during the third quarter of 2008 compared to the same period in 2007.

Income Tax Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$2,288	$832	$1,456	175.0%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$454,740	$386,166	$68,574	17.8%
Hardware sales	319,489	304,331	15,158	5.0%
Total revenues	$774,229	$690,497	$83,732	12.1%
% of revenue to total revenues:
Services	58.7%	55.9%
Hardware sales	41.3%	44.1%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $44.2 million, or 22.7%, to $238.9 million for the nine months ended September 30, 2008 compared to $194.7 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 56,000 subscribers to approximately 420,700 subscribers at September 30, 2008 from approximately 364,700 subscribers at September 30, 2007 and an increase in ARPU of 4.8% to $65 for the nine months ended September 30, 2008 from $62 for the same period in 2007. Also contributing to the increase was revenue growth from our North America Equipment and Services group of $11.2 million to $113.0 million for the nine months ended September 30, 2008 compared to $101.8 million for the same period in 2007, mainly due to new contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

In addition, services revenue from our International VSAT segment increased by $5.8 million to $79.6 million for the nine months ended September 30, 2008 from $73.8 million for the same period in 2007, mainly resulting from higher revenues of: (i) $4.8 million from our Brazil operations as the number of sites under service increased to over 8,500 as of September 30, 2008 from approximately 6,500 as of September 30, 2007; (ii) $3.3 million from enterprise customers in India; and (iii) $3.4 million in the U.S. source services provided directly to our international customers. The increase was offset by a reduction in revenue of $5.6 million from our European operations as a result of the completion of legacy service contracts.

Further contributing to the increase in services revenue was an increase of $7.3 million in revenue from our Telecom Systems segment to $23.2 million for the nine months ended September 30, 2008 compared to $15.9 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Mobile Satellite Systems group to HTI.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International VSAT segment of $25.8 million, or 39.9%, to $90.5 million for the nine months ended September 30, 2008 compared to $64.7 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom partially offset by delays in new orders from enterprise customers.

In addition, revenues from our Telecom Systems segment increased by $7.9 million to $93.5 million for the nine months ended September 30, 2008 compared to $85.6 million for the same period in 2007. The increase primarily resulted from higher hardware sales in the Mobile Satellite Systems group of $2.7 million primarily related to contracts for the design, development and supply of user terminals and chipset related development. Also contributing to the growth was $5.2 million in sales for point-to-multipoint products from the Terrestrial Microwave group as a result of orders from new customers in Europe and Africa.

Partially offsetting the growth in hardware sales was a reduction in revenue from our North America VSAT segment of $18.5 million to $135.5 million for the nine months ended September 30, 2008 compared to $154.0 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $11.4 million in our North America Network Equipment and Services group as a result of delays in hardware upgrades by a couple of our existing enterprise customers. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $7.1 million to $41.8 million for the nine months ended September 30, 2008 compared to $48.9 million for the same period in 2007 as a result of changes in pricing plans in response to competitive pressures and an increase in utilization of the promotional and the rental program where revenue is deferred over longer periods.

Cost of Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$301,875	$259,117	$42,758	16.5%
Cost of hardware products sold	271,220	253,320	17,900	7.1%
Total cost of revenues	$573,095	$512,437	$60,658	11.8%
Services cost as a % of services revenues	66.4%	67.1%
Hardware cost as a % of hardware revenues	84.9%	83.2%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Network Equipment and Services group. The increase was partly due to $15.7 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of the SPACEWAY satellite related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $5.4 million for the nine months ended September 30, 2008 compared to the same period in 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise service business from the North America Equipment and Services group. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are utilizing the SPACEWAY network. In addition, other support costs for customer service, network operations, field services and backhaul costs and depreciation expense increased by $9.2 million.

In addition, our cost of services increased by $5.9 million across our international service businesses primarily due to an increase in U.S. sourced services, an increase in the number of sites under service in India and Brazil and $5.6 million in engineering service costs to support development activities provided to HTI by our Mobile Satellite Systems group.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to higher cost of hardware products sold from our International VSAT segment of $13.4 million to $56.3 million for the nine months ended September 30, 2008 compared to $42.9 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom.

In addition, cost of hardware products sold from the Telecom System segment increased by $4.6 million to $70.4 million for the nine months ended September 30, 2008 compared to $65.8 million for the same period in 2007. The increase was due to engineering and manufacturing costs related to the design and manufacturing of user terminals and chipset related development, as well as, product costs associated with the sale of point-to-multipoint equipment from the Terrestrial Microwave group.

Cost of hardware products sold from the North America VSAT segment remained flat for the third quarter of 2008 compared to the same period in 2007. Cost of hardware products sold from the Consumer group increased as a result of higher installation and hardware costs associated with new subscribers and the commencement of SPACEWAY services. The increase in costs in the Consumer group was offset by the reduction in cost of hardware products sold in the North America Network Equipment and Service group due to delays in hardware upgrades by a couple of our existing enterprise customers. Hardware costs as a percentage of hardware revenues increased due to changes in the consumer price plans implemented in May 2007, which included a price reduction of $100 on the upfront plan and a change in term and price of the promotional plan.

Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$129,961	$106,103	$23,858	22.5%
% of revenue	16.8%	15.4%

Selling, general and administrative expense increased primarily due to an accrual of $9.9 million related to a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. Also contributing to the increase in selling, general and administrative expense was higher costs of: (i) $1.8 million related to other employee incentive plans; (ii) $5.1 million primarily related to domestic selling, advertising and customer service costs; (iii) $0.8 million related to increased bad debt expenses and bank fees associated with credit card processing charges; and (iv) $2.0 million related to marketing and administrative costs from our foreign subsidiaries. In addition, the acquisition of Helius added $2.3 million of selling, general and administrative expense in 2008. For further discussion of the retention program, see Note 13—Long-Term Cash Incentive Retention Program to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$19,745	$12,301	$7,444	60.5%
% of revenue	2.6%	1.8%

The increase in research and development was primarily due to continued development in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$4,904	$4,607	$297	6.4%
% of revenue	0.6%	0.7%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius completed in February 2008. The increase was partially offset due to adjustments to our intangible assets to reflect the reversal of valuation allowances associated with our United Kingdom and German subsidiaries (see Note 7—Intangible Assets, Net to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report for further detail).

Operating Income

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$46,524	$55,049	$(8,525)	(15.5)%
% of revenue	6.0%	8.0%

Operating income decreased as a result of higher operating costs associated with increased sales as well as two initiatives related to our operations that did not exist in the comparable periods in 2007. For the nine months ended September 30, 2008, we recognized $12.5 million of depreciation expense associated with the commencement of SPACEWAY services in April 2008 and $9.9 million of compensation expense related to a one-time retention program in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. In addition, the increase in operating costs was affected by improvements in gross margins from the higher revenues and was due to higher research and development expense of $7.4 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Interest Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$37,305	$34,067	$3,238	9.5%

Interest expense primarily relates to interest paid on the Senior Notes and the Term Loan Facility less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense is due to the interest expense associated with the Term Loan Facility that we entered into in February 2007, which has nine months of interest in 2008 compared to seven months of interest in 2007. In addition, the interest capitalization associated with SPACEWAY 3 was discontinued, after the satellite was placed into service in April 2008.

Interest and Other Income, Net

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$2,569	$7,724	$(5,155)	(66.7)%
Other income, net	95	231	(136)	(58.9)%
Total interest and other income, net	$2,664	$7,955	$(5,291)	(66.5)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return for the nine months ended September 30, 2008 compared to the same period in 2007.

Income Tax Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$4,101	$1,221	$2,880	235.9%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$40,401	$51,463	$(11,062)	(21.5)%
Investing activities	$(67,909)	$(170,940)	$(103,031)	(60.3)%
Financing activities	$(8,507)	$94,373	$(102,880)	(109.0)%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities was primarily due to lower net income of $20.3 million for the nine months ended September 30, 2008 compared to the same period in 2007 and a decrease of $6.0 million resulting from the timing of payments and activities associated with operating activities. This decrease was partially offset by higher depreciation and amortization expense of $14.6 million for the nine month ended September 30, 2008.

Net Cash Flows from Investing Activities

Net cash used in investing activities decreased as a result of a significant reduction in capital expenditures of $158.4 million, as set forth in the table below, and decrease in the purchase of marketable securities. The decrease was partially offset by a reduction in sales of marketable securities and the cash used in the acquisition of Helius in February 2008.

Capital expenditures for the nine months ended September 30, 2008 and 2007 are shown as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007	Variance
Capital expenditures:
SPACEWAY program	$26,454	$181,445	$(154,991)
Other capital expenditures—VSAT	17,939	18,418	(479)
Capitalized software	10,526	10,693	(167)
Capital expenditures—other	7,177	11,404	(4,227)
VSAT operating lease hardware	1,421	–	1,421
Total capital expenditures	$63,517	$221,960	$(158,443)

Net Cash Flows from Financing Activities

The decrease in net cash provided by financing activities was due to a reduction in the level of borrowing activities, mainly related to the borrowing of $115 million under the Term Loan Facility in February 2007. The decrease was offset by lower debt repayments of $8.9 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Future Liquidity Requirements

As of September 30, 2008, our Cash and cash equivalents and Marketable securities totaled $106.5 million and our total debt was $588.3 million. We are significantly leveraged as a result of our indebtedness.

Our $450 million of 9.50% senior notes maturing on April 15, 2014 (the “Senior Notes”) are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. At September 30, 2008 and 2007, interest accrued on the Senior Notes was $19.7 million.

The Company has a secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at our option, the ABR rate

(as defined in the Revolving Credit Facility) plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of September 30, 2008, the total outstanding letters of credit under the Revolving Credit Facility was $11.4 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of September 30, 2008 was $38.6 million.

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

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. We were in compliance with all of our debt covenants at September 30, 2008.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at September 30, 2008 and December 31, 2007 were $3.1 million and $4.2 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

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

On February 4, 2008, our Parent, HCI, completed the acquisition of Helius, Inc. (“Helius”) in connection with the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Utah Acquisition Corp., a wholly-owned subsidiary of the Company (“Merger Sub”) and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius (the “Canopy Entities”). Pursuant to the Merger Agreement, HCI paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition of Helius, HCI transferred its ownership of Helius to us, along with the remaining contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals.

On August 8, 2007, our Parent, HCI, filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of its common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of the Company and HNS Finance Corp., as co issuers. In the event that we issue debt securities pursuant to the shelf registration statement, HCI will, and one or more of its other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of our and HNS Finance Corp.’s obligations under the debt securities. On May 21, 2008, HCI made an equity offering to sell 2,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”) for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. The equity offering closed on May 28, 2008 and as a result, HCI raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, the Company entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at September 30, 2008 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, and initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below, there have been no material changes to our contractual obligations since December 31, 2007, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

In connection with the April 22, 2005 transaction between DIRECTV and SkyTerra, we established the Long-Term Cash Incentive Retention Program (the “Retention Plan”), a one-time employee retention program, which was designed to retain a select group of employees chosen by our senior management. The Retention Plan provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if: (i) the individual remains employed by us on the vesting date of April 22, 2009 and (ii) we successfully attain our earnings goal for 2008. As of September 30, 2008, our estimated contractual obligation in connection with the Retention Plan was $11.4 million, which is expected to be paid in 2009.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17—Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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
As of September 30, 2008, we had $25.8 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $11.4 million were issued under the Revolving Credit Facility; $1.6 million were secured by restricted cash; $0.2 million related to an insurance bond; and $12.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, the Company is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At September 30, 2008, the Company had a total of $4.5 million in foreign exchange contracts, of which our Indian subsidiaries had $4.0 million of foreign exchange contracts remaining to be utilized, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at September 30, 2008. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $7.0 million as of September 30, 2008.

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

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to VSAT hardware financing are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations.

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

Commodity Price Risk

All of the Company’s products contain components whose base raw materials have undergone dramatic cost fluctuations in the last eighteen months. Fluctuations in pricing of crude oil, gold and other metals such as zinc and aluminum have the ability to affect product costs. The Company has been successful in offsetting or mitigating its exposure to these raw material cost fluctuations through September 30, 2008. However, if the Company is unable to mitigate future fluctuations, changes in raw material pricing could have an adverse impact on its product costs. The Company is unable to predict the possible impact of changes in commodity prices.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On June 28, 2007, the Company initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch our SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, we made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, we sent a notice of termination to Sea Launch and were entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. Our arbitration filing is based on breach of contract. We believe that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that we are contractually entitled to a full refund of our payments under the express terms of the LSA. As a result, we have vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which we may be entitled as a consequence of Sea Launch’s wrongful refusal to refund our payments. As of September 30, 2008, the arbitration hearings have been completed and the Company is awaiting the decision of the arbitration tribunal. The Company expects the result of the arbitration will be available in the fourth quarter of 2008. We have recorded a deposit, included in Other assets in the accompanying unaudited Condensed Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint seeks damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. The Company intends to vigorously defend this case and, based on the arbitration clause in this customer’s service agreement, believes the claim is subject to mandatory arbitration and therefore may not proceed in court.

No other material legal proceedings have commenced or been terminated during the period covered by this report

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

The annual meeting of the Class A Member of the Company was held on August 6, 2008. At the annual meeting, the board of directors of Hughes Communications, Inc. (“HCI”), on behalf of HCI in its capacity as the sole owner of the Class A voting membership interests of the Company, appointed the following persons to serves as members of the Board of Managers of the Company to hold such position until the next annual meeting of the Class A member: Andrew Africk, Pradman Kaul, Jeffrey Leddy and Aaron Stone.

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

Date: November 6, 2008	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)