Form 10-K
period 2008-12-31
Hughes Network Systems, LLC
filed 2009-03-05
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                 Accelerated filer  ☐

Non-accelerated filer  ☒    (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the registrant’s membership interests outstanding as of February 27, 2009 was as follows:

Class A Membership Interests: 95,000	Class B Membership Interests: 3,656

The aggregate market value of shares held by non-affiliates as of June 30, 2008 was $0.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

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

Since our deployment of the first very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercial digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. We started in this business as an equipment and system supplier. During 1988, we became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, we leveraged our experience with our enterprise customers to expand our business into other growing market areas such as providing broadband Internet service to the Consumer market. In addition, we have strategically used our technology base and expertise in satellite communication to provide turnkey satellite ground systems and user terminal equipment to mobile system operators as well as expand our business to the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the market growth in our North American enterprise and consumer businesses, and in April 2008, we introduced service in North America on the SPACEWAY system. The commencement of service on the SPACEWAY system enables us to expand our business by increasing our addressable markets in North America.

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

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically lease transponder capacity from a third-party fixed satellite service provider. VSAT networks can operate independently or as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in four business segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate segment. The North America VSAT segment consists of the Consumer group and the Enterprise group. The International VSAT segment consists of the Enterprise group, which includes our international service companies. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 19—Segment Data and Geographic Data to the Company’s audited consolidated financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate segment, each of which is discussed in further detail below:

	North America VSAT Segment		International VSAT Segment	Telecom Systems Segment
	Consumer	Enterprise	Enterprise	Mobile Satellite Systems	Telematics	Terrestrial Microwave
Customer Base	• Subscription services	• Enterprises, government and local government agencies in North America	• Enterprises, Telecom carriers and government agencies located outside of North America	• Mobile satellite- based voice and data service operators	• Telematics service providers	• Cellular mobile operators and local exchange carriers

2008 Revenues (in millions)	• $376	• $292	• $237	• $106	• $31	• $18

Products/Service Application(s)	• Internet access	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/terminals	• Telematics development and equipment	• Microwave- based networking equipment

	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access			• Wireless backhaul for cellular service providers

	• IP VPN	• IP VPN	• IP VPN
		• Multicast file delivery/video streaming	• Multicast file delivery/video streaming
		• Customized business solutions	• Customized business solutions
		• Turnkey managed network services	• Turnkey managed network services
		- Program and Installation	- Program and Installation
		- Management	- Management
		- Maintenance	- Maintenance
		- Customer care	- Customer care
		• Inventory management	• Inventory management
		• Content distribution	• Content distribution
		• Online Learning	• Online Learning
		• Satellite and Terrestrial transport	• VoIP

Representative Customers

•     Wal-Mart Stores, Inc.,
ExxonMobil
Corporation,
Blockbuster, Inc.,
GTECH Corporation,
Lowe’s, Wendy’s
International, BP,
Wyndham Worldwide
Corporation, Chevron
Corporation, Shell,
Walgreen Co., Rite
Aid, YUM Brands,
Social Security
Administration

•     Volkswagen AG,
Tesco, Telefonos de
Mexico, VISA
International Service
Association, Telkom
South Africa, Telstra
Australia, the
Ministry of Foreign
Affairs of Saudi
Arabia, State Bank of
India, Camelot
Group plc

				• Globalstar, Inc., ICO Global Communications Ltd., Inmarsat Ltd., SkyTerra Communications, Inc., TerreStar Networks, Inc., Thuraya Telecommunications Company	• Hughes Telematics, Inc.	• Nokia Siemens Networks, Vodafone Italy/ Portugal/Greece, Wind Italy/Greece, Vodacom South Africa, PTC Poland, BTC Bulgaria, T-Mobile Czech, Crowley Poland, Covad USA, GTS Central Europe

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

The user terminal for our consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use the hubs in Germantown, Maryland and Las Vegas, Nevada to communicate with the consumer terminals. From these locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. The network operations center also provides advanced engineering support to our customer call centers.

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

Enterprise Group

A VSAT system uses satellite data communication technology to provide broadband connectivity to one or more fixed locations on the ground. We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Enterprise group offers complete turnkey solutions to enterprises, including program management, installation, training and support services. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

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

SPACEWAY

We launched SPACEWAY 3 in August 2007 and introduced service in North America on the SPACEWAY network in April 2008. SPACEWAY 3 was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for operational flexibility, the system greatly enhances data communication and efficiencies for enterprise and consumer customers with the following capabilities:

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

We believe that SPACEWAY 3 allows us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, substantially through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and significantly improve our margins. However, we have incurred fixed costs associated with the operation of SPACEWAY 3 that has reduced and will continue to reduce our earnings until we acquire a sufficient number of customers to offset those costs.

Our approach to the market for SPACEWAY 3 services can be characterized as follows:

•

Significant Expansion in Business from Small and Medium Business (“SMB”) Customers—SPACEWAY 3 delivers a range of cost effective and high quality services, from Internet access to small private networks for these customers, many of whom are in locations underserved by terrestrial broadband technology.

•	Expansion of Consumer Customer Base—Since April 2008, when SPACEWAY 3 was placed in service, the majority of our new consumer customers have been operating over the SPACEWAY network.

•

Expansion of Business Offerings with Large Enterprises—Because SPACEWAY supports higher data rates and offers direct user-to-user network connectivity, we are able to offer faster speeds and specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ needs. For our Equipment and Services group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct marketing, in order to maximize our potential customer base. For our Consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers, such as Best Buy and Walmart. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage a customer’s installation and trouble resolution. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

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

Business Overview

Enterprise Group

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

We lease transponder capacity on satellites from multiple providers for our Enterprise customers. We also maintain three hub facilities, located in Griesheim, Germany, New Delhi, India and Sao Paulo, Brazil that provide ground support to our international enterprise customers.

Our international customers span a wide variety of industries and include state-owned operators as well as private businesses. Our service and product offerings in our International Enterprise group are substantially similar to those in our North American Enterprise group. In addition, we have been successful in providing application solutions that are especially well-suited to emerging markets. Examples include satellite based distance learning and education services in Mexico and India, Internet access centers available to populations in remote areas in India for e-governance and delivery of digitized cinema to movie theaters.

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

We have established subsidiaries in Europe, India and Brazil that provide end-to-end communication services to customers in those regions. These subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff. Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian and Brazilian operations provide VSAT installation services for our customers through a network of third-party installers, similar to our North American installation operations. In certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland or India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to the end-users. Our customer assistance center maintenance offerings include a customer assistance center that is operated 24 hours per day, 365 days per year, and is available to our customers worldwide, as well as assistance through regional support centers in India, Europe and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. We believe our Mobile Satellite Systems, Telematics and Terrestrial Microwave groups address strategic markets that have significant advantages. None of these groups require substantial operating cash or working capital and all are low fixed-cost operations.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Globalstar, Inc. (“Globalstar”), ICO Global Communications Ltd. (“ICO”), Inmarsat plc, SkyTerra, TerreStar Networks, Inc. (“TerreStar”), and Thuraya Satellite Telecommunications Company. As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions, Radio Access Networks (“RAN”) and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with SkyTerra, TerreStar, and ICO for development of satellite base stations. We are also under contract with ICO for development of a vehicular terminal that offers entertainment and emergency communication services and under contract with TerreStar for development of a satellite chipset and platform to enable the utilization of handheld terminals. In addition, we have entered into a contract with Globalstar to provide next generation RANs and user terminal chipset. We believe that the Ancillary Terrestrial Component operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Telematics Group

We have expanded our reach into the automotive telematics market, which we believe offers us the potential for growth not only in our system design services, but also in the design and manufacturing of user terminal equipment. As part of our telematics business, we entered into an agreement with Hughes Telematics, Inc. (“HTI”), pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we will serve as the exclusive supplier of TCUs for some of HTI’s customers.

Terrestrial Microwave Group

We have developed a family of broadband products for point-to-multipoint (“PMP”) microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services quickly, cost-effectively and competitively. Our broadband PMP microwave systems have gained a reputation for technical excellence and have been deployed in North America, South America, Europe, Africa, and Asia by well known operators.

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

Corporate Segment

The Corporate segment consists of our corporate offices and assets not related to another business segment.

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

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 1.9 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our Enterprise customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP and Chevron Corporation) and retailers (Wal-Mart Stores, Inc., Lowe’s Companies, Inc. and Sears). Service contracts with these enterprises generally range from two to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

SPACEWAY 3 Provides Significant Additional Capacity and Operating Leverage—SPACEWAY 3 satellite is one of the most technologically advanced satellite broadband services platforms in our industry, optimized for data and designed to provide 10 gigabits per second of capacity and subscriber speeds comparable to DSL. SPACEWAY 3 enables us to more effectively offer bandwidth on demand through its dynamic capacity allocation and on board routing capabilities. In addition, SPACEWAY 3 provides us with significant cost savings by decreasing transponder leasing expenses. We began service on SPACEWAY 3 in April 2008.

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

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2008, we derived approximately 58% of our global revenues from providing services and 42% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International VSAT segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 30 years. HCI is majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P. (together with its affiliates, “Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and the low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality services with a stable enterprise market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America VSAT segment and our service companies in the International VSAT segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with our mobile satellite and telematics projects; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through the utilization of SPACEWAY 3.

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

We have encountered competition in our Enterprise groups from major established carriers such as AT&T Corp., Verizon, Sprint Corporation, British Telecommunications plc, France Télécom, Deutsche Telekom AG and the global consortia of telecom operators and other major carriers, which provide international telephone, private line and private network services using their national telephone networks and those of other carriers.

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

Our principal competitors in our Enterprise groups for the supply of VSAT satellite networks are Gilat Satellite Networks Ltd. (“Gilat”), ViaSat, Inc. (“ViaSat”) and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of VSAT products and services, ViaSat and iDirect only offer VSAT products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

The satellite market currently has two open technology standards for VSAT equipment: (i) Internet Protocol over Satellite (“IPoS”), which is our own standard and is recognized by the European Telecommunications Standards Institute (“ETSI”), in Europe, the Telecommunications Industry Association in the United States and the International Telecommunication Union (“ITU”) and (ii) Digital Video Broadcast-Return Channel by Satellite (“DVB-RCS”), which is also recognized by the ETSI and the ITU. There are several manufacturers providing and supporting DVB-RCS and some manufacturers are considering providing and supporting IPoS.

We face competition in our Consumer group primarily from telecommunications and other DSL and cable internet service providers. In addition, other satellite broadband companies, such as WildBlue Communications, Inc. and StarBand Communications Inc., have launched consumer satellite Internet access services that compete with us in North America.

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

Regulation by the FCC

All commercial entities that use radio frequencies to provide communications services in the United States are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended. The Communications Act prohibits the operation of certain satellite earth station facilities, such as those operated by us and certain of our customers, except under licenses issued by the FCC. Changes in our FCC-licensed earth station operations require license modifications that generally must be approved by the FCC in advance. The earth station licenses we hold are granted for ten to fifteen year terms. The FCC also has granted periodic requests by us for special temporary authorizations and experimental authorizations to operate new or modified facilities on a temporary basis. The FCC generally renews satellite earth station licenses routinely.

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

ITU Frequency Registration

The orbital location and frequencies for SPACEWAY 3 and any additional satellites we may acquire in the future are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings with the ITU for SPACEWAY 3 and other potential satellites.

International Regulation

We must comply with the applicable laws and regulations and, where required, obtain the approval of the regulatory authority of each country in which we, or under certain circumstances our resellers, provide services or operate earth stations. The laws and regulatory requirements regulating access to satellite systems vary from country to country. In certain countries, a license is required to provide our services and to operate satellite earth stations. The application procedure can be time-consuming and costly in some countries, and the terms of licenses vary for different countries. In some countries, there may be restrictions on our ability to interconnect with the local switched telephone network. In addition, in certain countries, there are limitations on the fees that can be charged for the services we provide.

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

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act, that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Intellectual Property

We currently rely on a combination of patent, trade secret, copyright and trademark law, together with licenses, non-disclosure and confidentiality agreements and technical measures, to establish and protect proprietary rights in our products. We hold United States patents covering various aspects of our products and services, including patents covering technologies that we believe will enable the production of lower cost satellite terminals and provide for significant acceleration of communication speeds and enhancement of throughput. By federal statute, the duration of each of our patents is 20 years from the earliest filing date. In connection with the April 2005 Transaction, DIRECTV assigned to us a large number of patents and patent applications subject to a royalty-free, perpetual license-back to DIRECTV and previous licenses or other rights granted in the course of business or in connection with prior divestitures by DIRECTV. DIRECTV also licensed to us, on a royalty free, perpetual basis, many of the patents originating from DTV Networks that it retained as a result of the April 2005 Transaction, and covenanted not to assert or bring claims against us based on any intellectual property owned or controlled by DIRECTV and related to our business as of the closing date of the April 2005 Transaction. In addition, we have granted licenses to use our trademarks and service-marks to resellers worldwide, and we typically retain the right to monitor the use of those marks and impose significant restrictions on their use in efforts to ensure a consistent brand identity. We protect our proprietary rights in our software through software licenses that, among other things, require that the software source code be maintained as confidential information and prohibit any reverse-engineering of that code.

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

Research and Development, Engineering and Manufacturing

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to us and our predecessors, and the adoption of our techniques in numerous communication standards in both satellite and terrestrial systems. Of these patents, we currently own over 230 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from DIRECTV.

With respect to hardware development, our skill-set includes complex digital designs, radio frequency and intermediate frequency analog designs, advanced application-specific integrated circuit designs and sophisticated consumer and system level packaging designs. We also have extensive experience in developing products for high-volume, low-cost manufacturing for the consumer industry, including satellite TV set-top receivers and dual mode satellite and cellular handsets.

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

Our products are designed, manufactured and tested primarily at our facilities in Maryland; however, we outsource a significant portion of the manufacturing of our products to third-parties. Our manufacturing facilities, together with our third-party arrangements, have sufficient capacity to handle current demand. We continuously adjust our capacity based on our production requirements. We also work with third-party vendors for the development and manufacture of components that are integrated into our products. We develop dual sourcing capabilities for critical parts when practical and we evaluate outsourced subcontract vendors on a periodic basis. We have implemented a multifaceted strategy focused on meeting customer demand for our products and reducing production costs. Our operations group, together with our research and development group, work with our vendors and subcontractors to reduce development costs and to increase production efficiency in order to obtain components at lower prices.

Subsidiaries

We own a number of subsidiaries and have entered into certain joint ventures, one of which provides marketing and sales support to sell our VSAT products or to provide related services. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

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

Employees and Labor Relations

As of December 31, 2008, we had 1,951 employees. Other than 51 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. However, we have entered into employment and non-competition agreements with our Chief Executive Officer, Chief Financial Officer and each of our Executive Vice Presidents. We require all at-will employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

Additional Information

The Securities and Exchange Commission (the “SEC”) maintains an internet site (http://www.sec.gov) that contains periodic and other reports such as annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, as well as proxy and information statements regarding the Company, Hughes Communications, Inc. and other companies that file electronically with the SEC. Copies of our SEC filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or

15(d) of the Exchange Act, are available on our website as soon as reasonably practicable after we electronically file such reports with the SEC. Investors and other interested parties can also access these reports at www.hughes.com and follow the link to Investor Relations.

Item 1A.	Risk Factors

This section should be read carefully considering the risks described below as well as other information and data included in this report. Any of the following risks could materially and adversely affect our business, results of operations and financial condition.

Risks Related to the Nature and Operation of Our Business

The enterprise network communications industry is highly competitive. We may be unsuccessful in competing effectively against other terrestrial and satellite-based network providers in our Enterprise groups.

We operate in a highly competitive enterprise network communications industry in the sale and lease of our products and services. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our Enterprise groups face competition from providers of terrestrial-based networks, such as Digital Subscriber Line (“DSL”), cable modem service, Multiprotocol Label Switching and Internet protocol-based virtual private networks, which may have advantages over satellite networks for certain customer applications. Terrestrial-based networks are offered by telecommunications carriers and other large companies, many of which have substantially greater financial resources and greater name recognition than us.

The costs of a satellite network may exceed those of a terrestrial-based network, especially in areas that have experienced significant DSL and cable internet build-out. It may become more difficult for us to compete with terrestrial providers as the number of these areas increase and the cost of their network and hardware services declines. In addition, government agencies are increasingly considering and implementing subsidies for deployment of broadband access in underserved areas. Depending on how the particular programs are structured, these subsidies may favor, or in some cases be limited to, terrestrial-based services. We also compete for enterprise clients with other satellite network providers, satellite providers that are targeting small and medium businesses and smaller independent systems integrators on procurement projects. In Asia and Latin America, the build-out of terrestrial networks has adversely impacted demand for very small aperture terminal (“VSAT”) services and regulation and inequitable access remain barriers to new business.

The consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in our Consumer group.

We face competition in our Consumer group primarily from DSL and cable internet service providers. Also, other satellite and wireless broadband companies have launched or are planning the launch of consumer satellite internet access services in competition with us in North America. Some of these competitors offer consumer services and hardware at lower prices than ours. In addition, terrestrial alternatives do not require our external dish which may limit customer acceptance of our products.

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

To a certain extent, our business depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. The U.S. and world economic markets are undergoing a period of slowdown or recession, and the future economic environment may continue to be less favorable than that of recent years. In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the conditions in the U.S. and world economic markets continue to be volatile or deteriorate further or if the telecommunications industry experiences future weaknesses, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

We face risks associated with our SPACEWAYTM 3 satellite.

If we are unable to continue to operate SPACEWAY 3 as a result of any of the following risks, we will be unable to realize the anticipated benefits from SPACEWAY 3, and our business, financial condition and results of operations could be adversely affected:

•

Business plan—Our SPACEWAY business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from SPACEWAY 3. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of SPACEWAY 3. In addition, we will continue to incur start-up losses associated with the launch and operation of SPACEWAY 3 until we acquire a sufficient number of customers.

•

Regulatory license risk—SPACEWAY 3 is primarily intended to provide services to North America. The SPACEWAY 3 spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose International Telecommunication Union filing we may use to operate SPACEWAY 3 in the future. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorization. Failure to comply with such requirements, or comply in a timely manner could lead to the loss of authorizations and could have an adverse effect on our business, financial condition and results of operations.

•

In-orbit risks—SPACEWAY 3 is subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to SPACEWAY 3. To the extent there is an anomaly or other in-orbit failure with respect to SPACEWAY 3, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Insurance—The price, terms and availability of satellite insurance can fluctuate significantly. These policies may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and policy exclusions related to satellite health.

•

Novel design—SPACEWAY 3 employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to their specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For most of our customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning on April 3, 2008, we also began providing capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting SPACEWAY 3, see “—We face risks associated with our SPACEWAY 3 satellite.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

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

While we have entered into a non-competition agreement with DIRECTV in connection with our separation from DIRECTV in 2005, DIRECTV has retained the right to compete with us in selling data services to consumers at all times and may compete with us in all areas after the five-year term of the non-competition agreement which commenced on April 22, 2005. In addition, while the non-competition agreement restricts DIRECTV from using the advanced on-board processing capabilities of its two SPACEWAY satellites for data service offerings that would directly compete with us, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with our business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with us after the non-competition agreement expires on April 22, 2010.

We are dependent upon suppliers of components, manufacturing outsourcing, installation and customer service, and our results of operations may be materially affected if any of these third-party providers fail to appropriately deliver the contracted goods or services.

We are dependent upon third-party services and products provided to us, including the following:

•

Components—A limited number of suppliers manufacture some of the key components required to build our VSATs. These key components may not be continually available and we may not be able to forecast our component requirements sufficiently in advance, which may have a detrimental effect on supply. If we are required to change suppliers for any reason, we would experience a delay in manufacturing our products if another supplier is not able to meet our requirements on a timely basis. In addition, if we are unable to obtain the necessary volumes of components on favorable terms or prices on a timely basis, we may be unable to produce our products at competitive prices and we may be unable to satisfy demand from our customers. All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

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

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY is unable to satisfy the associated demand.

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

We rely on a combination of United States and foreign patent, trademark, copyright and trade secret laws as well as licenses, nondisclosure, confidentiality and other contractual agreements or restrictions to protect our proprietary rights to the technologies and inventions used in our services and products, including proprietary VSAT technology and related services and products. We have registered trademarks and patents and have pending trademark and patent applications in the United States and a number of foreign countries. However, our patent and trademark applications may not be allowed by the applicable governmental authorities to issue as patents or register as trademarks at all, or in a form that will be advantageous to us. In addition, in some instances, we may not have registered important patent and trademark rights in these and other countries. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. In addition, the laws of some countries do not protect and do not allow us to enforce our proprietary rights to the same extent as do the laws of the United States. Accordingly, we might not be able to protect our proprietary products and technologies against unauthorized third-party copying or use, which could negatively affect our competitive position.

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. In addition, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

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

We have received, and may in the future receive, communications from third-parties claiming that we or our products infringe upon the intellectual property rights of third-parties. In addition, we may be named in the future as a defendant in lawsuits claiming that our services or products infringe upon the intellectual property rights of third-parties. Litigation may be necessary to determine the validity and scope of third-party rights or to defend against claims of infringement. Litigation may also be necessary to enforce our intellectual property rights or to defend against claims that our intellectual property rights are invalid or unenforceable. Such litigation, regardless of the outcome, could result in substantial costs and diversion of resources, including time and attention of management and other key personnel, and could have a material adverse effect on our business, financial condition and results of operations. We expect to be increasingly subject to such claims as the number of products and competitors in our industry grows.

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. If a third-party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position. To the extent that we are required to pay royalties to third-parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers, and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products we provide. Third-parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

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

Our Parent is majority-owned by various investment vehicles affiliated with Apollo Management, L. P. (together with its affiliates, “Apollo”) and Apollo’s interests as an equity holder may conflict with those of the holders of our 9  1/2% senior notes (the “Senior Notes”).

At December 31, 2008, Apollo owned in the aggregate 12,408,611 shares, or approximately 57.7%, of the issued and outstanding common stock of Hughes Communications, Inc. (“HCI” or “Parent”). Therefore, Apollo has control over HCI’s management and policies, such as the election of its directors, the appointment of new management and the approval of any other action requiring the approval of HCI’s stockholders, including any amendments to its certificate of incorporation and mergers or sales of all or substantially all of its assets. The interests of Apollo may not in all cases be aligned with those of the holders of the Senior Notes. In addition, the level of Apollo’s ownership of HCI’s common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Subject to limitations contained in our limited liability company agreement, the indenture governing the Senior Notes, our $50.0 million revolving credit facility (the “Revolving Credit Facility”) and our $115.0 million term loan facility (the “Term Loan Facility”) regarding affiliate transactions, Apollo may cause us to enter into transactions with their affiliates to buy or sell assets.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HCI’s and our senior management team to remain competitive in our industry. The loss of one or more members of HCI’s or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job economy improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its universal service contribution rules, and these changes could impact our future contribution obligations and those of third-parties that provide communication services to our business. Any such change to the universal service contribution rules could adversely affect our costs of providing service to our customers.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain satellite hardware, services and technical data relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Following a voluntary disclosure by DIRECTV and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the ITAR relating to exports by us of VSAT technology, primarily to China. Under the consent agreement, which applies to us, DIRECTV agreed to pay a $4.0 million fine over a period of three years and we were required to establish and maintain an external special compliance official for a period of three years. The external special compliance official was an independent contractor with authority to oversee matters relating to compliance with the ITAR. Pursuant to the consent agreement, the three-year term of the external special compliance official ended in January 2008 whereupon we appointed an internal special compliance official who has the authority to oversee matters relating to compliance with ITAR for a period of two years from January 2008 to January 2010. We have satisfied the requirement in the consent agreement that we spend $1.0 million over a period of three years for certain enhanced remedial compliance measures. As part of the consent agreement, one of our subsidiaries in China was debarred from conducting certain international business, although we may seek reinstatement in the future. The January 2005 consent agreement supplemented another consent agreement of DIRECTV in March 2003, which applies to us and arose out of separate violations of ITAR in which we were a named party.

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

Our operations outside the United States accounted for approximately 25.9% of our revenues for the year ended December 31, 2008, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations. Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

We are significantly leveraged. The following table shows our level of indebtedness as of December 31, 2008 (in thousands):

December 31, 2008
Senior notes	$450,000
Term loans	115,206
VSAT hardware financing	12,902
Revolving bank borrowings	2,432
Capital lease	6,010

Total debt	$586,550

Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

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

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International VSAT segments. The following table sets forth our owned and leased properties as of December 31, 2008.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland*	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	77,800	Engineering, office space
Gurgaon, India*	Leased	52,300	Corporate headquarters (India), shared hub, operations, warehouse
Las Vegas, Nevada*	Leased	37,100	Shared hub, backup network operation and control center SPACEWAY
Griesheim, Germany*	Leased	29,200	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Milton Keynes, United Kingdom	Leased	18,000	Corporate headquarters and operations (Europe)
Barueri, Brazil*	Leased	16,400	Warehouse, shared hub
Southfield, Michigan*	Leased	15,000	Shared hub
Kolkata, India	Leased	9,300	Warehouse
Delhi, India	Leased	8,500	Warehouse, office space
Sao Paulo, Brazil	Leased	6,700	Office space
Alexandria, Virginia	Leased	6,500	Warehouse
Mumbai, India	Leased	5,600	Warehouse, office space
Bangalore, India	Leased	4,300	Warehouse
Gaithersburg, Maryland	Leased	3,800	Warehouse, garage
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,700	Sales, marketing
Jakarta, Indonesia	Leased	1,100	Sales, marketing, operations
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Spokane, Washington	Leased	280	Gateway
Englewood, Colorado	Leased	250	Gateway
Albuquerque, New Mexico	Leased	250	Gateway
Seattle, Washington	Leased	250	Gateway
Salt Lake City, Utah	Leased	200	Gateway
Boise, Idaho	Leased	160	Gateway
Fort Lauderdale, Florida	Leased	160	Sales
Miami, Florida	Leased	110	Sales

*	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.

Item 3.	Legal Proceedings

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

Following a voluntary disclosure by The DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”) in June 2004, DIRECTV and DTV Networks entered into a consent agreement with the U.S. Department of State in January 2005 regarding alleged violations of the International Traffic in Arms Regulations. This consent agreement addresses exports of technology related to the International VSAT segment primarily to China. As part of the consent agreement, which applies to us, one of our subsidiaries was debarred from conducting certain international business, although we may seek reinstatement in the future. In addition, we were required to enhance our export compliance program to avoid future infractions.

On June 28, 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch our SPACEWAYTM 3 satellite (“SPACEWAY 3”) in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, we made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, we sent a notice of termination to Sea Launch and were entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we breached the LSA by entering into a contract with another launch services provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. Our arbitration filing is based on breach of contract. We believe that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that we are contractually entitled to a full refund of our payments under the express terms of the LSA. As a result, we have vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which we may be entitled as a consequence of Sea Launch’s wrongful refusal to refund our payments. We have recorded a deposit, included in Other assets in the accompanying audited Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch. As of December 31, 2008, the arbitration hearings have been completed and the Company is awaiting the decision of the arbitration tribunal. The Company expects the result of the arbitration will be available in 2009.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint sought damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. On December 29, 2008, Mr. Scasta filed a motion for a voluntary dismissal with the court and the case was dismissed without prejudice.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held an annual meeting of the Class A member on August 6, 2008. The Board of Directors of Hughes Communications, Inc., in its capacity as the sole Class A member of the Company, unanimously appointed each of the following individuals to the Board of Managers of the Company to hold such office until the next annual meeting of the Class A member and until their respective successors are duly elected and qualified: Andrew Africk, Aaron Stone, Pradman Kaul, and Jeffrey Leddy.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Pursuant to the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended, DTV Network Systems, Inc., (“DTV Networks”), prepared “carved-out” historical financial statements for its VSAT, mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 and for the year ended December 31, 2004 are referred to herein as “Prior Predecessor” results, the financial results for the period from April 23, 2005 through December 31, 2005 are referred to herein as “Predecessor” results, and the financial results for the years ended December 31, 2008, 2007 and 2006 are referred to herein as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts.

As of January 1, 2006, we became a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). Our financial statements from that date forward are consolidated by HCI and our assets and liabilities have been adjusted to reflect the HCI basis in us in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and Emerging Issues Task Force Abstract D-97, “Push-Down Accounting”. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

	Successor			Predecessor	Prior Predecessor
	Year Ended December 31,			April 23, to December 31, 2005	January 1, to April 22, 2005	Year Ended December 31 2004
	2008	2007	2006
	(In thousands)
Consolidated statement of operations data:
Revenues	$1,059,891	$970,075	$858,225	$583,468	$223,441	$789,350
Income tax expense	$7,588	$5,316	$3,276	$693	$180	$32
Net income (loss)	$12,096	$49,801	$19,102	$46,571	$(22,523)	$(1,433,484)

		Successor			Combined Predecessor and Prior Predecessor	Prior Predecessor
		As of and For the Year Ended December 31,
		2008	2007	2006	2005	2004
		(Dollars in thousands)
Consolidated balance sheet data:
Total assets		$1,080,107	$1,112,008	$912,390	$756,524	$586,884
Long-term obligations		$596,303	$584,287	$487,269	$345,900	$43,583
Total equity		$229,841	$247,470	$198,303	$164,592	$261,498
Ratio of earnings to fixed charges		1.3x	1.7x	1.4x	1.8x	*
Deficiency of earnings to fixed changes						$(1,433,388)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “strive,” “intend” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and risk factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Special Note Regarding Forward-Looking Statements” and elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws; between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

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

We operate in four business segments: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America VSAT segment consists of the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite communication networks and services to enterprises. The International VSAT segment consists of the Enterprise group, which includes our international service companies. The international Enterprise group provides satellite communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to Hughes Telematics, Inc. (“HTI”) and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business groups, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Significant Transactions

On April 22, 2005, the Company consummated the transactions contemplated by the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), The DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”). Pursuant to the terms of the December 2004 Agreement, DTV Networks contributed to the Company substantially all of the assets and certain liabilities of its VSAT, mobile satellite and terrestrial microwave businesses along with certain portions of its investment in the SPACEWAYTM 3 satellite (“SPACEWAY 3”), certain network operations center facilities, certain other ground facilities and equipment and intellectual property rights. In return, the Company paid DTV Networks approximately $200.7 million, including certain adjustments at closing based principally upon the value of our working capital (as defined in the December 2004 Agreement). SkyTerra then purchased 50% of our Class A membership interests from DTV Networks. This event is referred to herein as the “April Transaction.” Pursuant to the terms of the April 2005 Transaction, DIRECTV retained responsibility for all of its pre-closing domestic and international tax liabilities and is entitled to any refunds related to the pre-closing periods. We have recorded a liability for the estimated amount which we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

On November 10, 2005, HCI, then a wholly-owned subsidiary of SkyTerra, entered into the Membership Interest Purchase Agreement (the “November 2005 Agreement”) with DIRECTV to acquire the remaining 50% of the Company’s Class A membership interests. The closing of this transaction occurred on January 1, 2006 (the “January 2006 Transaction”).

On December 31, 2005, SkyTerra contributed to HCI SkyTerra’s 50% ownership of our Class A membership interests it acquired in connection with the April 2005 Transaction, and we became HCI’s wholly-owned subsidiary. As of January 1, 2006, the Company’s financial statements from that date forward are consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect the HCI basis in the Company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract D-97, “Push-Down Accounting.” Pursuant to the December 2004 Agreement, DTV Networks prepared “carved-out” historical financial statements for its VSAT, mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2008, 2007 and 2006, we generated net income of $12.1 million, $49.8 million and $19.1 million, respectively. Net income for the year ended December 31, 2008 was adversely impacted by two initiatives related to our operations that did not exist in the comparable periods in 2007 and 2006. These initiatives, which support our future growth in services and the retention of employees, were: i) the recognition of depreciation expense of $19.6 million related to the commencement of SPACEWAY services in April 2008 and ii) the accrual of compensation expense of $13.2 million related to a one-time retention program as described in Note 18—Long-Term Cash Incentive Retention Program included in Item 8 of this report. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group—We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24-month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs. At December 31, 2008, we had a consumer customer base of approximately 432,800 subscribers that generated revenues of $376.1 million.

Satellite Related Assets —As part of our focus on less costly and more efficient technological solutions, we have constructed and developed the SPACEWAY 3 as well as related network operations center facilities, certain other ground facilities and equipment. The SPACEWAY system was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Designed for maximum operational flexibility, the system greatly enhances data communication capabilities and efficiencies for enterprise and consumer customers. In August 2007, we launched SPACEWAY 3 and introduced service in North America on the SPACEWAY network in April 2008. We believe that the SPACEWAY system enables us to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs in the future, primarily through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and expand our business significantly by increasing our addressable market in the enterprise and consumer markets. However, we have incurred fixed costs associated with the launch and operation of SPACEWAY 3 that has reduced and will continue to reduce our earnings until we acquire a sufficient number of customers to offset those costs.

The Company continues to evaluate the requirements for additional space segment capacity, including the acquisition of another satellite. The Company is considering various alternatives related to the ownership structure of a new satellite, capacity features and other factors that would promote long term growth while meeting the needs of its customers.

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

In February 2008, HCI acquired Helius, Inc., which was subsequently converted to a limited liability company, Helius, LLC (“Helius”), and transferred its ownership of Helius to us. Helius operates within our North America VSAT segment due to the nature of its business activities, its customer base and similarities with the North America enterprise business. We believe that the combination of Helius’ internet protocol television solutions and our extensive broadband networking experience and customer base will create synergies that facilitate long-term sales growth. For further discussion of this acquisition, see Note 5—Acquisition of Helius, Inc. to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—the North America VSAT segment, the International VSAT segment, the Telecom Systems segment and the Corporate segment. Within the North America VSAT segment, sales can be attributed to the Consumer group and the Enterprise group. Within the International VSAT segment, sales can be attributed to the Enterprise group, which includes our international service companies. Sales from our Telecom Systems segment can be attributed to the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Corporate segment consists of our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business lines, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Services—Our services revenue is varied in nature and includes total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on the particular end market. Typically, our large enterprise customers enter into a service contract with a three- to five-year duration and our consumer customers enter into a 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operation, our services include the following:

Service Type	Description
Broadband connectivity	•	Provides basic transport, intranet connectivity services and internet service provider services

	•	Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point-of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	•	Provides one-stop turnkey suite of bundled services that include terrestrial and satellite networks

	•	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care

ISP services and hosted application	•	Provides internet connectivity and hosted customer-owned and managed applications on our network facilities

	•	Provides the customer application services developed by us or in conjunction with our service partners

	•	Includes internet access, e-mail services, web hosting and online payments

Digital media services	•	Digital content management and delivery including video, online learning and digital signage applications

Customized business solutions	•	Provides customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from network operating centers, radio frequency terminals (earth stations), VSAT components including indoor units, outdoor units, antennas, voice, video, serial data appliances, and system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems, Telematics, and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues— The following table presents our revenues by end market for the years ended December 31, 2008, 2007 and 2006 (in thousands):

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Revenues:
Services	$610,785	$537,115	$439,976	$73,670	13.7%	$97,139	22.1%
Hardware sales	449,106	432,960	418,249	16,146	3.7%	14,711	3.5%

Total revenues	$1,059,891	$970,075	$858,225	$89,816	9.3%	$111,850	13.0%

Revenues by end market:
North America VSAT:
Consumer	$376,055	$331,129	$292,336	$44,926	13.6%	$38,793	13.3%
Enterprise	291,610	284,587	281,531	7,023	2.5%	3,056	1.1%

Total North America VSAT	667,665	615,716	573,867	51,949	8.4%	41,849	7.3%

International VSAT:
Enterprise	237,188	214,833	193,370	22,355	10.4%	21,463	11.1%

Telecom Systems:
Mobile Satellite Systems	105,725	103,991	69,772	1,734	1.7%	34,219	49.0%
Telematics	31,065	22,301	1,611	8,764	39.3%	20,690	*
Terrestrial Microwave	18,248	13,234	19,605	5,014	37.9%	(6,371)	(32.5)%

Total Telecom Systems	155,038	139,526	90,988	15,512	11.1%	48,538	53.3%

Total revenues	$1,059,891	$970,075	$858,225	$89,816	9.3%	$111,850	13.0%

* Percentage not meaningful

The following table presents our subscribers, churn rate, average revenue per unit (“ARPU”), and average gross customer additions for the years ended December 31, 2008, 2007 and 2006:

				Variance
	December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Subscribers	432,800	379,900	327,500	52,900	13.9%	52,400	16.0%

	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Churn rate	2.36%	2.26%	2.32%	0.10%	4.4%	(0.06)%	(2.6)%
ARPU	$65	$62	$60	$3	4.8%	$2	3.3%
Average gross customer addition	14,000	12,000	11,000	2,000	16.7%	1,000	9.1%

North America VSAT Segment

The growth in our Consumer group has been driven primarily by two factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness in geographic areas that have historically been underserved by DSL and cable and (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements, as well as value-added services, resulting in an increase in average monthly revenue per subscriber.

Revenue from our North American Enterprise group for the year ended December 31, 2008 increased slightly by 2.5% to $291.6 million compared to the same period in 2007. The increase was primarily due to an increase in our managed services business. Enterprise hardware revenue can be impacted by the timing of renewals and upgrades of existing contracts, as well as award and delivery of new contracts. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International VSAT Segment

Revenue from our International Enterprise group for the year ended December 31, 2008 increased by 10.4% to $237.2 million compared to the same period in 2007, primarily due to the growth of our Brazil and Europe operations as we continue to offer an expanding array of solutions and services to enterprises and government organizations across emerging markets. Additionally, we continue to offer terrestrial and satellite access in our managed network service offerings.

Telecom Systems Segment

Revenue from our Telematics group for the year ended December 31, 2008 increased by 39.3% to $31.1 million compared to the same period in 2007. Contributing to the growth was increased engineering efforts on new projects involving automotive telematics solutions and for the design, development and supply of user terminals and chipset related development. We continue to actively pursue a number of opportunities in the area of hybrid satellite/terrestrial mobile networks and automotive telematics solutions. Revenue from our Terrestrial Microwave group for the year ended December 31, 2008 increased by 37.9% to $18.2 million compared to the same period in 2007, due to orders from new customers in Europe and Africa. In this group, we pursue revenue opportunities through sales of point-to-multipoint equipment to international mobile and fixed wireless operators for backhauling their base station traffic to their switching centers.

Revenue Backlog—At December 31, 2008, 2007 and 2006, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding consumer customers, was $840.9 million, $751.8 million and $604.8 million, respectively. We expect to realize our revenue backlog as follows: $331.3 million in 2009, $247.3 million in 2010, $141.2 million in 2011, $35.2 million in 2012 and $85.9 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

Cost of Services—Our cost of services relates to the costs associated with the provision of managed network services, which primarily consist of transponder capacity leases, hub infrastructure, customer care, terrestrial capacity, depreciation expense related to network infrastructure and capitalized hardware under the consumer rental program, which we began offering to consumer customers in September 2008, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented during 2008, 2007, and 2006. In addition, the migration to a single upgraded platform for our North America VSAT segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

In recent years, transponder capacity has not been a limiting factor in growing the VSAT service business. Transponder capacity is typically sold under long-term contracts by fixed satellite service providers, and we are continually evaluating the need to secure additional capacity with sufficient lead time to permit us to provide reliable service to our customers.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International VSAT and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period or the useful life of the hardware as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Selling, General and Administrative—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, channel compensations on new activations which are deferred and amortized over the initial consumer contract period, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third-party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Selected Segment Data

Our operations are comprised of four segments: (i) the North America VSAT segment, which consists of the Consumer group and the Enterprise group; (ii) the International VSAT segment, which consists of the Enterprise group; (iii) the Telecom Systems segment, which consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group; and (iv) the Corporate segment, which consists of our corporate offices and assets not specifically related to another business segment. The following tables set forth our revenues and operating income for our primary segments (in thousands):

				Variance
	Year Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Amount	%	Amount	%
Revenues by end market:
North America VSAT	$667,665	$615,716	$573,867	$51,949	8.4%	$41,849	7.3%
International VSAT	237,188	214,833	193,370	22,355	10.4%	21,463	11.1%
Telecom Systems	155,038	139,526	90,988	15,512	11.1%	48,538	53.3%

Total revenues	$1,059,891	$970,075	$858,225	$89,816	9.3%	$111,850	13.0%

Operating income by end market:
North America VSAT	$21,339	$44,259	$35,625	$(22,920)	(51.8)%	$8,634	24.2%
International VSAT	21,679	19,637	3,178	2,042	10.4%	16,459	*
Telecom Systems	25,116	25,911	18,871	(795)	(3.1)%	7,040	37.3%

Total operating income	$68,134	$89,807	$57,674	$(21,673)	(24.1)%	$32,133	55.7%

*	Percentage not meaningful

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services	$610,785	$537,115	$73,670	13.7%
Hardware sales	449,106	432,960	16,146	3.7%

Total revenues	$1,059,891	$970,075	$89,816	9.3%

% of revenue to total revenues:
Services	57.6%	55.4%
Hardware sales	42.4%	44.6%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $55.8 million, or 20.9%, to $322.9 million for the year ended December 31, 2008 compared to $267.1 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 52,900 subscribers to approximately 432,800 subscribers at December 31, 2008 and an increase in ARPU of 4.8% to $65 for 2008. Also contributing to the increase in services revenues was revenue growth from our North America Equipment and Services group of $16.2 million to $153.4 million for the year ended December 31, 2008 compared to $137.2 million for the same period in 2007, mainly due to increase in our managed services business as well as new contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $9.0 million to $32.0 million for the year ended December 31, 2008 compared to $23.0 million for the same period in 2007, which primarily resulted from an increase in design and development engineering services provided by our Telematics group.

Services revenue from our International VSAT segment decreased by $7.3 million to $102.5 million for the year ended December 31, 2008 from $109.8 million for the same period in 2007, mainly resulting from a reduction in revenue from our European operations as a result of the completion of legacy service contracts.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International VSAT segment of $29.7 million, or 28.3%, to $134.7 million for the year ended December 31, 2008 compared to $105.0 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by delays in U.S. sourced new orders from enterprise customers.

Hardware sales from our Telecom Systems segment for the year ended December 31, 2008 increased $6.5 million to $123.0 million compared to $116.5 million for the same period in 2007. The increase resulted from higher hardware sales from the Terrestrial Microwave group, primarily due to orders from new and existing customers in Europe and Africa.

Partially offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $20.0 million to $191.4 million for the year ended December 31, 2008 compared to $211.4 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $9.2 million in our North America Enterprise group as a result of a change in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. In addition, despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.8 million to $53.2 million in 2008, resulting from increasing popularity of the equipment rental program, as well as changes in pricing plans in response to competitive pressures.

Costs of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$406,673	$356,232	$50,441	14.2%
Cost of hardware products sold	378,264	355,475	22,789	6.4%

Total cost of revenues	$784,937	$711,707	$73,230	10.3%

Services cost as a % of services revenues	66.6%	66.3%
Hardware cost as a % of hardware revenues	84.2%	82.1%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Enterprise group. The increase was partly due to $24.7 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $4.7 million in 2008 compared to 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise service business from the North America Equipment and Services group. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network. In addition, other support costs including customer service, network operations, field services and backhaul costs and depreciation expense increased by $12.6 million.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to higher cost of hardware products sold from our International VSAT segment of $16.9 million to $86.3 million for the year ended December 31, 2008 compared to $69.4 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by a decrease in U.S. sourced shipments to our international enterprise customers.

In addition, cost of hardware products sold from the Telecom System segment increased by $6.3 million to $94.0 million for the year ended December 31, 2008 compared to $87.7 million for the same period in 2007. The increase was due to engineering and manufacturing costs related to the design and manufacturing of user terminals and chipset related development, as well as, product costs associated with the sale of point-to-multipoint equipment from the Terrestrial Microwave group.

Cost of hardware products sold from the North America VSAT segment remained flat for 2008 compared to 2007. As a result of the commencement of SPACEWAY services and changes in consumer pricing plans implemented in 2007, cost of hardware products sold from the Consumer group increased slightly. However, the increase in cost of hardware product sold in the Consumer group was offset by the reduction in cost of hardware products sold in the North America Network Equipment and Service group due to lower hardware revenues.

Selling, General and Administrative (“SG&A”) Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$173,568	$145,381	$28,187	19.4%
% of revenue	16.4%	15.0%

SG&A expense increased primarily due to higher costs of $13.2 million related to a one-time retention program (the “Retention Program”) in connection with the April 22, 2005 transaction between DIRECTV and SkyTerra. Further contributing to the increase in SG&A expense was additional domestic selling, advertising and customer service costs of $8.0 million as well as additional SG&A expense from Helius, which we acquired in February 2008. For further discussion of the Retention Program, see Note 18—Long-Term Cash Incentive Retention Program to the Company’s consolidated financial statements included in Item 8 of this report.

Research and Development
	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$26,833	$17,036	$9,797	57.5%
% of revenue	2.5%	1.8%

The increase in research and development was primarily due to continued development in our North America VSAT segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangibles
	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangibles	$6,419	$6,144	$275	4.5%
% of revenue	0.6%	0.6%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius. The increase was partially offset by adjustments to our intangible assets to reflect the reversal of valuation allowances associated with our United Kingdom and German subsidiaries. See Note 10—Intangible Assets, Net to the Company’s consolidated financial statements included in Item 8 of this report.

Operating Income
	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Operating income	$68,134	$89,807	$(21,673)	(24.1)%
% of revenue	6.4%	9.3%

The decrease in operating income was attributable to the increase in operating costs associated with the increase in revenues. In 2008, there were two initiatives related to our operations that did not exist in 2007, which were the recognition of $19.6 million of depreciation expense associated with the commencement of SPACEWAY services in April 2008 and $13.2 million of compensation expense related to the Retention Program. Further contributing to higher operating costs was the increase in SG&A and R&D as described above.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest expense	$51,327	$43,772	$7,555	17.3%

Interest expense primarily relates to interest paid on the $450.0 million unsecured senior notes (the “Senior Notes”) and the $115.0 million term loan facility (the “Term Loan Facility”) less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense was due to the interest capitalization associated with SPACEWAY 3 which was discontinued after the satellite was placed into service in April 2008. In addition, interest expense on the Term Loan Facility for 2008 was incurred over a 12-month period compared to a 10-month period in 2007. Partially offsetting the increase in interest expense is a decrease in lease interest due to the expiration of leases associated with our North American Equipment and Services Group in 2008.

Interest and Other Income, Net
	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Interest income	$2,978	$8,972	$(5,994)	(66.8)%
Other income, net	178	193	(15)	(7.8)%

Total interest and other income, net	$3,156	$9,165	$(6,009)	(65.6)%

The decrease in total interest and other income, net was primarily due to lower average cash balances and lower rates of return for 2008 compared to 2007.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$7,588	$5,316	$2,272	42.7%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries and in state income taxes.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Services	$537,115	$439,976	$97,139	22.1%
Hardware sales	432,960	418,249	14,711	3.5%

Total revenues	$970,075	$858,225	$111,850	13.0%

% of revenue to total revenues:
Services	55.4%	51.3%
Hardware sales	44.6%	48.7%

Services Revenues

Our services revenue is primarily generated by our North America VSAT segment. The growth in services revenues was attributable to a revenue increase in the Consumer group of $48.8 million to $267.1 million in 2007 compared to $218.3 million in 2006, primarily as a result of increases in the subscriber base. At December 31, 2007, the total subscriber base increased by approximately 52,400 subscribers to approximately 379,900 subscribers compared to 327,500 at December 31, 2006. ARPU increased by 3.3% to $62 for the year ended December 31, 2007 from $60 for the year ended December 31, 2006. In addition, services revenue from our International VSAT segment increased by $28.7 million to $109.8 million in 2007 from $81.1 million in 2006, mainly resulting from higher revenues of: (i) $7.9 million from our Brazil operations as the number of sites under service increased to approximately 7,000 as of December 31, 2007 from approximately 4,700 as of December 31, 2006; (ii) $5.3 million from enterprise customers in India; and (iii) $17.3 million from our European operations as a result of the launch of HUGHESNET® Managed Network Services in late 2006 and the commencement of services on a new, multi-year contract for a large lottery operator in the United Kingdom. Partially offsetting the increase in services revenue from our International VSAT segment was a $1.5 million reduction in U.S. source services provided directly to our international customers. The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $20.7 million to $23.0 million in 2007 compared to $2.3 million in 2006, which primarily resulted from an increase in design and development engineering services provided by our Telematics group.

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

Offsetting the increase in hardware sales was a reduction in revenue from our North America VSAT segment of $5.8 million to $211.4 million in 2007 compared to $217.2 million in 2006. Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.0 million to $64.0 million in 2007 compared to $74.0 million in 2006, resulting from changes in pricing plans in response to competitive pressures. The decrease in hardware sales was offset by a revenue increase of $4.2 million related to enterprise and government contracts from our North American Enterprise group as a result of successful efforts to develop this market.

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

Offsetting the increase in cost of hardware products sold was a small net reduction of $0.3 million in 2007 from our North America and International VSAT segments to $267.8 million in 2007 compared to $268.1 million in 2006. Total terminals shipped at December 31, 2007 increased by approximately 12,000 terminals to approximately 295,000 compared to approximately 283,000 terminals at December 31, 2006, resulting in higher cost of sales for hardware and higher installation activity and installation support of $3.1 million. Shipments of our broadband satellite systems in 2007 also increased as the launch of the HUGHES® HX System in late 2006 resulted in an increase of 25 Network Operations Centers shipped to small-to-medium-size enterprises in our International Enterprise group. In addition, SFAS No. 86 software amortization costs increased by $1.4 million due to additional amortization for software projects previously completed. The increase in cost of hardware products sold were offset by a charge of $10.5 million recorded in June 2006 to reduce the net book value of our narrowband products to their net realizable value in connection with our decision to shift our primary focus exclusively to the broadband market and a decrease in hardware revenue.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Selling, general and administrative expense	$145,381	$134,058	$11,323	8.4%
% of revenue	15.0%	15.6%

SG&A expense increased primarily due to higher costs of $3.8 million related to marketing expense and $3.7 million related to our international subsidiaries. In addition, the increase was also attributable to a $2.8 million cost reduction related to the settlement of a purchase commitment for external software services in 2006.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Research and development	$17,036	$23,058	$(6,022)	(26.1)%
% of revenue	1.8%	2.7%

The decrease in R&D was due to the assignment of engineers to non-R&D activities such as customer funded programs and to other software projects, which costs are capitalized under SFAS No. 86 or as internally developed software.

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

Interest expense primarily relates to the Senior Notes, VSAT hardware financing and various borrowings by our foreign subsidiaries. The decrease in interest expense was attributable to increased capitalization of interest related to the increased construction in process associated with the SPACEWAY program in 2007, a prepayment penalty associated with the April 2006 refinancing, and lower lease interest expense associated with our North American Equipment and Services group in 2007. Partially offsetting the decrease in interest expense was higher interest expense due to the incurrence of a full year of interest on the Senior Notes in 2007, the interest on the Term Loan Facility and higher interest costs associated with our foreign subsidiaries in 2007 compared to the same period in 2006.

Interest and Other Income, Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Interest income	$8,972	$8,875	$97	1.1%
Other income, net	193	2,033	(1,840)	(90.5)%

Total interest and other income, net	$9,165	$10,908	$(1,743)	(16.0)%

The decrease in total interest and other income, net was primarily due to a reduction in other income, net of $1.8 million, primarily related to a gain in connection with a non-operating settlement of an exchange of equity related to an Indian subsidiary in 2006.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Income tax expense	$5,316	$3,276	$2,040	62.3%

The increase in income tax expense was due to income growth from our foreign subsidiaries, primarily in Brazil, India and Europe.

Liquidity and Capital Resources

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Net cash provided by (used in):
Operating activities	$70,165	$95,204	$(25,039)	(26.3)%
Investing activities	$(92,582)	$(155,276)	$(62,694)	(40.4)%
Financing activities	$(9,920)	$93,211	$(103,131)	(110.6)%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2008 was primarily due to the decrease in net income of $37.7 million for the year ended December 31, 2008 compared to the same period in 2007. In addition, changes of $10.8 million in operating assets and liabilities further contributed to the decrease in net cash provided by operating activities, primarily related to a one-time retention program. The decrease in net cash provided by operating activities was partially offset by a $23.6 million increase in depreciation and amortization expense.

Net Cash Flows from Investing Activities

The decrease in net cash used in investing activities for the year ended December 31, 2008 was primarily due to a decrease of $151.9 million in capital expenditures, as set forth in the table below. The decrease was partially offset by the reduction in sales of marketable securities in 2008.

Capital expenditures for the years ended December 31, 2008 and 2007 are shown as follows (in thousands):

	Year Ended December 31,
	2008	2007	Variance
Capital expenditures:
Other capital expenditures—VSAT	$41,314	$30,330	$10,984
SPACEWAY program	27,211	190,057	(162,846)
Capitalized software	14,564	14,228	336
Capital expenditures—other	11,318	13,565	(2,247)
VSAT operating lease hardware	1,826	-	1,826

Total capital expenditures	$96,233	$248,180	$(151,947)

Net Cash Flows from Financing Activities

For the year ended December 31, 2008, net cash used in financing activities was mainly related to debt repayments, which was partially offset by additional borrowings in 2008. For the year ended December 31, 2007, net cash provided by financing activities was mainly related to the borrowing of the $115 million Term Loan Facility in 2007

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Year Ended December 31,		Variance
(Dollars in thousands)	2007	2006	Amount	%
Net cash provided by (used in):
Operating activities	$95,204	$91,733	$3,471	3.8%
Investing activities	$(155,276)	$(182,634)	$(27,358)	(15.0)%
Financing activities	$93,211	$77,181	$16,030	20.8%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities for the year ended December 31, 2007 was primarily due to the increase in net income of $30.7 million for 2007 compared to 2006. The improvement in net cash provided by operating activities was offset by a $2.7 million reduction in depreciation and amortization and a decrease of $26.7 million resulting from changes in operating assets and liabilities and deferred income taxes. Additionally, there was a $1.8 million increase due to a gain on receipt of investment by a subsidiary in 2006.

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

Future Liquidity Requirements

As of December 31, 2008, our Cash and cash equivalents totaled $100.3 million and our total debt was $586.6 million. We are significantly leveraged as a result of our indebtedness.

We completed an offering in April 2006 of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). The Senior Notes are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors, including the indebtedness under our secured $50 million revolving credit facility (the “Revolving Credit Facility”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. The interest payments on the Senior Notes are estimated to be $42.8 million for each of the years ended December 31, 2009 through 2013 and $21.4 million for the year ended December 31, 2014. The Senior Notes are currently rated B1 and B by Moody’s and Standard &Poor’s (“S&P”), respectively.

The Revolving Credit Facility matures on April 22, 2011. The Revolving Credit Facility is available for borrowings and for issuance of letters of credit. The interest rate on borrowings under the Revolving Credit Facility, if any, is based on, at our option, the ABR rate plus 1.50% or LIBOR plus 2.50%. During 2008 and 2007, there were no borrowings under the Revolving Credit Facility. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. At December 31, 2008, we have issued letters of credit totaling $10.3 million under the Revolving Credit Facility. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2008 was $39.7 million. The Revolving Credit Facility is currently rated Ba1 and BB- by Moody’s and S&P, respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”). The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee the existing Senior Notes and Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indenture governing the Senior Notes. The maturity date of the Term Loan Facility is April 15, 2014. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. The Term Loan Facility is currently rated B1 and B by Moody’s and S&P, respectively.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants at December 31, 2008.

Our subsidiaries primarily meet their working capital requirements through their respective operations or local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian subsidiary, HCIL, maintains various revolving and term loans funded by local banks in Indian Rupees. The balances outstanding at December 31, 2008 and 2007 were $2.6 million and $4.2 million, respectively. HCIL may be restricted from paying dividends to us under the terms of these loans.

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

In February 2008, we completed the acquisition of Helius, Inc. in connection with the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of HCI and The Canopy Group, Inc., and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). We have a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”). If Helius achieves the performance goals as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price.

On August 8, 2007, our Parent, HCI, filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of its common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of the Company and HNS Finance Corp., as co issuers. In the event that we issue debt securities pursuant to the shelf registration statement, HCI will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of our and HNS Finance Corp.’s obligations under the debt securities. On May 21, 2008, HCI made an equity offering to sell 2,000,000 shares of its common stock, par value $0.001 per share for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. The equity offering closed on May 28, 2008 and as a result, HCI raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, the Company entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at December 31, 2008 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of a potential new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2009	2010	2011	2012	2013	Thereafter	Total
Senior notes	$-	$-	$-	$-	$-	$450,000	$450,000
Term loans	206	-	-	-	-	115,000	115,206
VSAT hardware financing obligations(1)	4,864	3,190	2,667	1,866	315	-	12,902
Orbital slot commitment(2)	750	750	1,000	1,000	1,000	3,000	7,500
Revolving loans	2,432	-	-	-	-	-	2,432
Estimated interest payments(3)	52,643	52,221	51,953	51,777	51,651	24,734	284,979
Transponder lease obligations	125,050	73,953	30,700	10,569	9,821	24,296	274,389
Leases and other commitment	10,727	7,370	5,717	4,618	983	226	29,641
Retention Program(4)	14,100	-	-	-	-	-	14,100
Due to affiliates	2,619	-	-	-	-	-	2,619

Total	$213,391	$137,484	$92,037	$69,830	$63,770	$617,256	$1,193,768

(1)	Amount represents our VSAT hardware financing obligations that were funded by third-party financial institutions.
(2)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.
(3)	Amount includes interests calculated on the Senior Notes, VSAT hardware financing obligations, and the Term Loans Facility.
(4)	Relates to the Long-Term Cash Incentive Retention Program.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 21—Commitments and Contingencies to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

As of December 31, 2008, we had $26.4 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $10.3 million were issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.9 million related to an insurance bond; and $13.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets.

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

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Item 13. Certain Relationships and Related Transactions and Director Independence and Note 20—Transactions with Related Parties to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

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

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from our net operating losses occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations.

Subscriber Acquisition Costs (“SAC”)

The Company’s Consumer group, included in the North America VSAT segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24-month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3—Basis of Presentation and Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements included in Item 8 of this report.

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as its international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At December 31, 2008, the Company and its foreign subsidiaries had an estimated $18.5 million of foreign currency denominated receivables and payables outstanding, of which $9.0 million had hedge contracts in place to partially mitigate foreign currency risk. Of the $18.5 million, $3.0 million is denominated in Euros, $15.0 million is in U.S. dollars and $0.5 million is in Danish Kroner. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2008. The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated assets and liabilities would be an estimated loss of $6.8 million as of December 31, 2008.

Marketable Securities Risk

We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. As a result of the current adverse market conditions, we preserve our cash value by holding it in money market funds invested in the U.S. Government Treasury and Agency Securities. At December 31, 2008, we did not have any investment in marketable securities.

Interest Rate Risk

The Senior Notes issued on April 13, 2006 and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the secured $50 million revolving credit facility (the “Revolving Credit Facility”). To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations. Additionally, the Company is subject to variable interest rates on the $115.0 million term loan facility (the “Term Loan Facility”), which closed in February 2007. The interest on the Term Loan Facility was at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum.

To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns Capital Markets, Inc. (“Bear Stearns”), which was acquired by J.P.Morgan Chase & Co. (“JPM”) in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. The security for our interest obligation to JPM under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 13 to the Company’s audited consolidated financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 5% of total annual revenues in any of the periods presented. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Commodity Price Risk

All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs. We are unable to predict the possible impact of changes in commodity prices.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included Schedule II listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hughes Network Systems, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Baltimore, Maryland
March 4, 2009

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$100,262	$129,227
Marketable securities	-	11,224
Receivables, net	200,259	209,731
Inventories	65,485	65,754
Prepaid expenses and other	20,425	42,131

Total current assets	386,431	458,067
Property, net	507,270	479,976
Capitalized software costs, net	51,454	47,582
Intangible assets, net	19,780	22,513
Goodwill	2,661	-
Other assets	112,511	103,870

Total assets	$1,080,107	$1,112,008

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$80,667	$69,497
Short-term debt	8,252	14,795
Accrued liabilities	156,796	177,136
Due to affiliates	2,619	13,473

Total current liabilities	248,334	274,901
Long-term debt	578,298	577,761
Other long-term liabilities	18,005	6,526

Total liabilities	844,637	859,188

Commitments and contingencies

Minority interests	5,629	5,350

Equity:
Class A membership interests	177,425	180,655
Class B membership interests	-	-
Retained earnings	80,999	68,903
Accumulated other comprehensive gain (loss):
Foreign currency translation adjustments	(11,212)	3,305
Unrealized loss on hedging instruments	(17,403)	(5,482)
Unrealized gain on securities	32	89

Total equity	229,841	247,470

Total liabilities and equity	$1,080,107	$1,112,008

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Services	$610,785	$537,115	$439,976
Hardware sales	449,106	432,960	418,249

Total revenues	1,059,891	970,075	858,225

Operating costs and expenses:
Cost of services	406,673	356,232	309,583
Cost of hardware products sold	378,264	355,475	327,708
Selling, general and administrative	173,568	145,381	134,058
Research and development	26,833	17,036	23,058
Amortization of intangibles	6,419	6,144	6,144

Total operating costs and expenses	991,757	880,268	800,551

Operating income	68,134	89,807	57,674
Other income (expense):
Interest expense	(51,327)	(43,772)	(46,041)
Interest income	2,978	8,972	8,875
Other income, net	178	193	2,033

Income before income tax expense and minority interest in net earnings of subsidiaries	19,963	55,200	22,541
Income tax expense	(7,588)	(5,316)	(3,276)
Minority interests in net earnings of subsidiaries	(279)	(83)	(163)

Net income	$12,096	$49,801	$19,102

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Equity	Consolidated Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (Loss)
Balance at January 1, 2006	$180,050	$-	$(4,105)	$175,945
Net income	-	19,102	-	19,102	$19,102
Equity plan compensation	296	-	-	296
Other comprehensive income:
Foreign currency translation adjustments			2,946	2,946	2,946
Unrealized gain on securities			14	14	14

Balance at December 31, 2006	180,346	19,102	(1,145)	198,303	$22,062

Net income	-	49,801	-	49,801	$49,801
Equity plan compensation	309	-	-	309
Other comprehensive income (loss):
Foreign currency translation adjustments			4,452	4,452	4,452
Reclassification of hedging instruments			(252)	(252)	(252)
Unrealized loss on hedging instruments			(5,230)	(5,230)	(5,230)
Unrealized gain on securities			87	87	87

Balance at December 31, 2007	180,655	68,903	(2,088)	247,470	$48,858

Net income	-	12,096	-	12,096	$12,096
Equity plan compensation	473	-	-	473
Bonus unit conversion	(4,150)	-	-	(4,150)
Issuance of employee stock option plan at subsidiary	447	-	-	447
Other comprehensive income (loss):
Foreign currency translation adjustments			(14,517)	(14,517)	(14,517)
Reclassification of hedging instruments			2,010	2,010	2,010
Unrealized loss on hedging instruments			(13,931)	(13,931)	(13,931)
Unrealized gain on securities			(57)	(57)	(57)

Balance at December 31, 2008	$177,425	$80,999	$(28,583)	$229,841	$(14,399)

See accompanying Notes to the Consolidated Financial Statements

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$12,096	$49,801	$19,102
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	68,937	45,860	48,459
Amortization of debt issuance costs	1,424	906	1,056
Gain on receipt of investment by subsidiary	-	-	(1,788)
Equity plan compensation expense	473	309	296
Minority interests	279	83	163
Other	(112)	384	-
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	(2,638)	(23,319)	24,839
Inventories	(2,710)	(3,708)	11,894
Prepaid expenses and other	(10,811)	(9,648)	3,335
Accounts payable	6,985	12,767	(11,286)
Accrued liabilities and other	(3,758)	21,769	(4,337)

Net cash provided by operating activities	70,165	95,204	91,733

Cash flows from investing activities:
Change in restricted cash	3,104	379	(294)
Purchases of marketable securities	-	(22,096)	(89,254)
Proceeds from sales of marketable securities	11,090	114,105	-
Expenditures for property	(81,669)	(233,952)	(77,191)
Expenditures for capitalized software	(14,564)	(14,228)	(16,416)
Proceeds from sale of property	-	516	521
Acquisition of Helius, Inc., net of cash received	(10,543)	-	-

Net cash used in investing activities	(92,582)	(155,276)	(182,634)

Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	223	376	(1,609)
Long-term debt borrowings	3,606	119,731	455,330
Repayment of long-term debt	(13,749)	(24,843)	(364,872)
Debt issuance costs	-	(2,053)	(11,668)

Net cash provided by (used in) financing activities	(9,920)	93,211	77,181

Effect of exchange rate changes on cash and cash equivalents	3,372	(3,010)	(449)

Net increase (decrease) in cash and cash equivalents	(28,965)	30,129	(14,169)
Cash and cash equivalents at beginning of the period	129,227	99,098	113,267

Cash and cash equivalents at end of the period	$100,262	$129,227	$99,098

Supplemental cash flow information:
Cash paid for interest	$54,138	$53,592	$39,714
Cash paid for income taxes	$3,598	$3,357	$3,615
Supplemental non-cash disclosures related to:
95 West capital lease	$5,751
Acquisition by Hughes Communications, Inc.:
Increase in assets			$51,471
Increase in liabilities			40,118

Increase in net assets			$11,353

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of December 31, 2008, there were 95,000 Class A membership interests outstanding and 3,656 Class B membership interests outstanding.

The Company became a wholly-owned subsidiary of HCI on January 1, 2006. The Company’s financial statements from that date forward have been consolidated by HCI, and the Company’s assets and liabilities have been adjusted to reflect HCI’s basis in the Company in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and Emerging Issues Task Force Abstract (“EITF”) D-97, “Push-Down Accounting.” The following summarizes the series of transactions that resulted in the Company becoming a wholly-owned subsidiary of HCI:

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

Note 2:    Description of Business

We are a telecommunications company that primarily provides satellite based communications services and equipment that utilize VSAT to distribute signals via satellite as a means of connecting participants in private and shared data networks. VSAT networks are typically used by enterprises with a large number of geographically dispersed locations to provide reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband satellite network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. We also provide managed services to enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Note 3:    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R, “Consolidation of Variable Interest Entities”. Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the subsidiary’s results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Market Concentrations and Credit Risk

The Company provides services and extends credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. The Company monitors its exposure to credit losses and maintains, as necessary, allowances for anticipated losses. No single customer accounted for more than 5% of total annual revenues in any of the periods presented in this report. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, and short-term investments. Although the Company maintains cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed or shipped to third-party installers and as title passes to those customers. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. The Company offers a rebate to qualifying new consumer subscribers and records a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion. In September 2008, the Company began to offer our consumer customers the option to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis until the customers terminates their contracts with us.

Revenue is also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sale values and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from net operating losses of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption of FIN 48 on January 1, 2007, the Company did not identify any significant unrecognized tax benefits and therefore, did not book any related liability. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the consolidated statements of operations.

On January 1, 2009, the Company implemented SFAS No. 141(R), which amends the requirements of SFAS No. 109. As a result, the Company may have adjustments to tax expense in lieu of recording an adjustment for valuation allowance to intangible assets recognized in connection with earlier business combinations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. At December 31, 2008 and 2007, the Company had $1.7 million and $4.8 million of restricted cash, respectively, which secures certain of our letters of credit. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through July 2015.

Marketable Securities

The Company classifies all debt securities with original maturities exceeding ninety days as available-for-sale investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts method over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

The Company had no investments classified as trading or held-to-maturity at December 31, 2007 and no investments at December 31, 2008.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Depreciation

Property and equipment are carried at cost and depreciated or amortized on a straight-line basis over their estimated useful lives, generally three to thirty years. In conjunction with the January 2006 Transaction, the Company revalued all of its assets held at January 1, 2006 in accordance with SFAS No. 141 “Business Combinations”, and the historical bases of those assets were adjusted to their estimated fair market value. Depreciation is generally computed using the straight-line method over the estimated useful lives of the assets. Land is carried at cost, and land improvements are depreciated over ten years. Buildings are depreciated over thirty years. Leasehold improvements are amortized over the lesser of their estimated useful lives or lease term.

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

Capitalized Software Costs

Software development costs are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $11.3 million, $8.3 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Intangible Assets

Intangible assets acquired in connection with business combinations which have definite lives are amortized over their estimated useful lives. Intangible assets include backlog, customer relationships, patented technology, and trademarks. Intangible assets are amortized on a straight-line basis over their estimated useful lives that are as follows:

Life (Years)
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	2 - 10

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired. During the year ended December 31, 2008, the Company did not recognize any impairment charges.

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2008, 2007 and 2006, we amortized $1.4 million, $0.9 million and $1.1 million, respectively, of debt issuance costs related to the senior notes and term loans. At December 31, 2008 and 2007, the Company had $10.3 million and $11.7 million, respectively, of unamortized debt issuance costs included in Other assets in the accompanying Consolidated Balance Sheets.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of costs paid to third-party dealers and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program, which we began to offer to our consumer customers in September 2008. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24 month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2008 and 2007, the Company had $43.4 million and $28.6 million of deferred SAC, respectively, included in Other assets in the accompanying Consolidated Balance Sheets.

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

Investments and Financial Instruments

The Company maintains investments in equity securities of unaffiliated companies, and such investments are included in Other assets in the accompanying Consolidated Balance Sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of OCI. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the cost basis of the security is written down to fair value, and the amount is recognized in the statements of operations in other income (expense) and recorded as a reclassification adjustment from OCI.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to Accounting Pronouncement Bulletin No. 18—”The Equity Method of Accounting for Investments in

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage.

At December 31, 2008 and 2007, we have an equity investment of $8.3 million in Escort Motors Ltd. for each period and cost basis investment of $1.2 million and $1.5 million, respectively, in Comat Technologies Ltd.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument and debt approximate fair value at December 31, 2008 and 2007.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of OCI until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During each of the periods presented herein there were no material hedge transactions.

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

The Company’s cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates, and changes in the market value of its equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not enter into derivative contracts for speculative purposes.

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2008 and 2007, we had purchased foreign exchange contracts totaling $9.0 million and $3.7 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2008. All of the forward exchange contracts outstanding at December 31, 2008 expire in 2009.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8 (“FSP No. FAS 140-4 and FIN 46R-8”), “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FAS 140-4 and FIN 46R-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and FIN No. 46(R) to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities. This FSP is effective for the first reporting period ending after December 15, 2008. The Company is not required to provide any additional disclosure upon the adoption of this FSP.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP 157-3 is effective immediately and did not have an impact on the Company’s disclosure. See Note 15—Fair Value for information and related disclosures regarding our fair value measurements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Statement, among other things, requires entities to provide more transparent disclosure for derivative instruments and for hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet adopted SFAS No. 161 but does not expect it to have a material impact on its disclosures about derivative instruments and hedging activities.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157, “Fair Value Measurements,” for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS No. 157 to goodwill and intangible assets. The Company does not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on its consolidated results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations, a revision of SFAS No. 141”. SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engaged in prior to January 1, 2009 have been completed in accordance with SFAS No. 141.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated results of operations, financial position, or cash flow.

Note 4:    Acquisition by HCI

Upon the closing of the January 2006 Transaction, the Company became a wholly-owned subsidiary of HCI. In accordance with SFAS No. 141 and EITF D-97, the Company has allocated the total purchase price paid by SkyTerra and HCI in the April 2005 Transaction and the January 2006 Transaction to assets acquired and liabilities assumed at their estimated fair value. Management determined the fair value considering a number of factors. The excess of the fair value of the net assets acquired over the amount paid of approximately $369.0 million has been reflected as a reduction of fair value, on a pro rata basis, of long lived assets in accordance with SFAS No. 141.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair values of the assets acquired, less the excess of fair value over acquisition cost, and liabilities assumed as of January 1, 2006, are summarized as follows (in thousands):

	Fair Market Value of Net Assets	Allocation of Negative Goodwill	Adjusted Net Assets
Current assets	$448,710	$—	$448,710
Property, net	565,762	(295,080)	270,682
Other assets	162,566	(73,963)	88,603

Total assets	1,177,038	(369,043)	807,995

Current liabilities	(245,940)	—	(245,940)
Long-term debt and other liabilities	(379,292)	—	(379,292)
Minority interests	(6,818)	—	(6,818)

Total liabilities	(632,050)	—	(632,050)

Net assets acquired	$544,988	$(369,043)	$175,945

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

Note 5:    Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). We have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (“Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer services and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America VSAT segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008. The excess of the total acquisition costs of $10.8 million over the estimated fair value of the net assets acquired has been reflected as goodwill in accordance with SFAS No. 141.

Based on the valuation of Helius’s net assets, the purchase price has been computed as follows (in thousands):

Amount
Cash consideration	$10,500
Direct acquisition costs	305

Total acquisition costs	$10,805

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Amount
Current assets	$1,054
Property, net	658
Intangible assets	7,600
Goodwill	2,661

Total assets	11,973

Current liabilities	(1,168)

Total liabilites	(1,168)

Net assets acquired	$10,805

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets are as follows (in thousands):

Amount
Customer relationships	$4,260
Patented technology	2,870
Trademarks	470

Total	$7,600

The weighted average amortization period for the intangible assets is approximately 7.6 years. The total amount of goodwill is expected to be deductible for tax purposes.

Other than intangible assets and goodwill, the assets, liabilities and results of operations were not significant to the Company’s consolidated financial statements; therefore, pro forma information is not presented.

Note 6:    Marketable Securities

There were no available-for-sale marketable securities at December 31, 2008. The amortized cost basis and estimated fair values of available-for-sale marketable securities at December 31, 2007 are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Gains	Estimated Fair Values
Municipal bonds	$9,139	$56	$9,195
Government agencies	2,027	2	2,029

Total available-for-sale securities	$11,166	$58	$11,224

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2008	2007
Trade receivables	$177,684	$176,835
Contracts in process	30,412	39,656
Other receivables	1,714	2,300

Total receivables	209,810	218,791
Allowance for doubtful accounts	(9,551)	(9,060)

Total receivables, net	$200,259	$209,731

Trade receivables included $6.8 million and $2.7 million of amounts due from affiliates at December 31, 2008 and 2007, respectively. Advances and progress billings offset against contracts in process amounted to $13.9 million and $27.0 million at December 31, 2008 and 2007, respectively.

Note 8:    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2008	2007
Production materials and supplies	$10,268	$10,926
Work in process	12,445	15,147
Finished goods	42,772	39,681

Total inventories	$65,485	$65,754

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

Note 9:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	December 31,
			2008	2007
Land and improvements		10	$5,871	$5,909
Buildings and leasehold improvements		2 - 30	28,090	23,450
Satellite related assets		15	380,394	-
Machinery and equipment		1 - 7	134,544	85,807
VSAT operating lease hardware		2 - 5	42,741	43,029
Furniture and fixtures		7	1,092	812
Construction in progress	- SPACEWAY		-	360,777
	- Other		25,180	19,270

Total property			617,912	539,054
Accumulated depreciation			(110,642)	(59,078)

Total property, net			$507,270	$479,976

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Satellite related assets consist primarily of the SPACEWAYTM 3 satellite (“SPACEWAY 3”), a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized interest related to the construction of SPACEWAY 3 of $4.8 million and $12.1 million for the years ended December 31, 2008 and 2007, respectively.

VSAT operating lease hardware represents VSAT equipment installed at customer facilities that are subject to an operating lease with the customer and against which we have borrowed funds from third-party financial institutions. Title to the equipment has passed to the financial institutions and they will own the equipment at the end of the term of the customer contract; however, for certain contracts, we retain certain ongoing obligations relating to the equipment. For those contracts, depreciation is recorded in cost of hardware products sold over the term of the operating lease.

During 2008, 2007 and 2006, depreciation expense for property was $51.2 million, $31.5 million and $36.1 million, respectively.

Note 10:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31,2008:
Backlog and customer relationships	4-8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2-10	16,393	(6,011)	10,382

Total intangible assets, net		$38,485	$(18,705)	$19,780

December 31,2007:
Backlog and customer relationships	4-8	$19,567	$(8,488)	$11,079
Patented technology and trademarks	8-10	15,234	(3,800)	11,434

Total intangible assets, net		$34,801	$(12,288)	$22,513

We amortize the recorded values of our intangible assets over their estimated useful lives. As a result of the application of SFAS No. 109, “Accounting for Income Taxes,” we reduced the cost basis of our intangible assets for the year ended December 31, 2008 and 2007 by approximately $3.9 million and $2.0 million, respectively, on a pro-rata basis. This reduction related to the reversal of valuation allowances associated with the deferred tax assets of our United Kingdom (“U.K.”) and German subsidiaries acquired in HCI’s acquisition of the Company. Upon the Company’s adoption of SFAS No. 141(R) on January 1, 2009, any benefit realized from the utilization of the U.K. and German net operating loss (“NOL”) carryforwards will be recorded as a reduction to income tax expense. See Note 16—Income Taxes for further discussion. In addition, the cost basis of our intangible assets at December 31, 2008 included $7.6 million resulting from the acquisition of Helius. See Note 5—Acquisition of Helius, Inc. for further discussion.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recorded $6.4 million, $6.1 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, of amortization expense related to intangible assets. Estimated future amortization expense at December 31, 2008 was as follows (in thousands):

		Amount
Year ending December 31,
2009		$5,541
2010		2,920
2011		2,902
2012		2,902
2013		2,902
Thereafter		2,613

Total estimated future amortization expense		$19,780

Note 11: Other Assets Other assets consisted of the following (in thousands):
	December 31,
	2008	2007
Sea Launch deposit	$44,400	$44,400
Subscriber acquisition costs	43,361	28,569
Debt issuance costs	10,312	11,736
Other	14,438	19,165

Total other assets	$112,511	$103,870

Note 12: Accrued Liabilities Accrued liabilities consisted of the following (in thousands):
	December 31,
	2008	2007
Accrued and other liabilities	$55,130	$62,155
Progress billings to customers	51,019	53,610
Payroll and other compensation	40,843	31,330
Amount due to DIRECTV	-	20,230
Accrued interest expense	9,804	9,811

Total accrued liabilities	$156,796	$177,136

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13:    Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2008	2007
VSAT hardware financing	8.00% - 12.00%	$4,864	$10,883
Revolving bank borrowings	8.25% - 18.00%	2,432	2,897
Term loans	12.25% - 13.75%	206	1,015
Capital lease	6.00%	750	-

Total short term borrowings and current portion of long-term debt		$8,252	$14,795

At December 31, 2008, the Company had outstanding revolving bank borrowings of $2.4 million, which had a weighted average variable interest rate of 14.68% and a fixed rate of 8.25%. These borrowings were obtained by our subsidiaries in India and Europe under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian and European subsidiaries under the revolving lines of credit was $1.0 million at December 31, 2008.

Long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2008	2007
Senior notes	9.50%	$450,000	$450,000
Term loans	7.62% - 12.25%	115,000	115,254
VSAT hardware financing	8.00% - 12.00%	8,038	12,507
Capital lease	6.00%	5,260	-

Total long-term debt		$578,298	$577,761

On April 13, 2006, we completed an offering of $450 million of 9 1/2% senior notes maturing on April 15, 2014 (the “Senior Notes”). Interest on the Senior Notes is paid semi-annually in arrears on April 15 and October 15. We used a portion of the proceeds of the Senior Notes to repay the outstanding borrowings of the existing first and second lien term loans in full. At December 31, 2008 and 2007, interest accrued on the Senior Notes was $9.0 million for each period.

The Company has a secured $50 million revolving credit facility (the “Revolving Credit Facility”) with Bank of America, which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate plus 1.50% or LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, the Company’s direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, the Company is charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility.

As of December 31, 2008, we have issued $10.3 million letters of credit, and we had no borrowings under the Revolving Credit Facility during 2008 and 2007. As a result, the available borrowing capacity under the Revolving Credit Facility as of December 31, 2008 was $39.7 million.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement with Bear Stearns Capital Markets, Inc. (“Bear Stearns”), which was acquired by J.P.Morgan Chase & Co. (“JPM”) in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. The security for our interest obligation to JPM, as successor to Bear Stearns, under the Swap Agreement is the same as the security for the Revolving Credit Facility. Interest expense based on the Term Loan Facility and the Swap Agreement was $8.9 million and $7.6 million for the years ended December 31, 2008 and 2007, respectively.

The indenture governing the Senior Notes, the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain covenants: (i) in the case of the indenture, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended revolving credit agreement is in effect, and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indenture governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants at December 31, 2008.

Prior to September 2005, we leased certain VSAT hardware under an operating lease with customers which were funded by two financial institutions at the inception of the operating lease for the future operating lease revenues. As part of the agreement, the financial institution received title to the equipment and obtained the residual rights to the equipment after the operating lease with the customer expires and assumed the credit risk associated with non-payment by the customers. However, we retained a continuing obligation to the financing institution to indemnify it from losses we may incur (up to the original value of the hardware) from non-performance of our system (a “Non-Performance Event”). Accordingly, we recognized a liability to the financial institution for the funded amount, We have not provided a reserve for a Non-Performance Event because we believe that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

We entered in a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 20— Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of December 31, 2008, the net present value of the remaining debt balance under the capital lease was $6.0 million, included in Capital lease in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal payments of our debt at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$8,252
2010	3,940
2011	3,417
2012	2,616
2013	1,065
Thereafter	567,260

Total debt	$586,550

Note 14:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement with Bear Stearns, which was acquired by JPM in May 2008, to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. The Swap Agreement is effective February 28, 2007 and has a termination date of April 15, 2014, which is the maturity date of the Term Loan Facility. As a result, the interest rate for the Term Loan Facility at December 31, 2008 was 7.62%. For the years ended December 31, 2008 and 2007, the Company recorded an unrealized loss of $11.9 million and $5.5 million, respectively, in other comprehensive loss associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly starting on May 29, 2007 and are estimated to be approximately $8.8 million for each of the years ended December 31, 2009 through 2013 and $3.3 million for the year ended December 31, 2014. For the years ended December 31, 2008 and 2007, we recorded $8.9 million and $7.6 million interest expense on the Term Loan Facility.

Note 15:    Fair Value

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

Effective January 1, 2008, financial assets and financial liabilities recorded at fair value on our consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of December 31, 2008, the carrying values of cash and cash equivalents, marketable securities, receivables, net, other assets, accounts payable, and debt, except for the Senior Notes and the interest rate swap as described below, approximate fair values. The carrying value and the fair value of our Senior Notes were $450.0 million and $360.0 million, respectively, at December 31, 2008.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum; however, we entered into the Swap Agreement to swap only the Adjusted LIBOR based interest for a fixed interest rate of 5.12% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis. At December 31, 2008, the fair value of the interest rate swap was a $17.4 million liability and was within Level 2 of the fair value hierarchy.

In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to goodwill and intangible assets. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our consolidated results of operations, financial position, or cash flow statements.

Note 16:    Income Taxes

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

Our income tax expense represents taxes associated with our foreign subsidiaries and with states that impose income taxes on limited liability companies. Foreign income taxes for our consolidated foreign subsidiaries are reflected in the financial statements. This includes deferred tax assets of $2.7 million and $0.2 million, respectively, from our India and Brazil subsidiaries as of December 31, 2008.

The Company’s German and U.K. subsidiaries have approximately $36.9 million and $39.6 million of NOL carryforwards, respectively. The U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes; as such, its net income or loss is reported on our partnership income tax return and subsequently allocated to our sole Class A member, HCI. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

As the German and U.K. subsidiaries have not met the “more likely than not” criteria of SFAS No. 109, the Company maintained a full valuation allowance on the German and U.K. NOL carryforwards as of December 31, 2008. During 2008, the German and U.K. subsidiaries utilized $3.6 million and $8.2 million, respectively, of their NOL carryforwards to offset taxable income. Furthermore, the U.K. NOL carryforwards were increased by $47.1 million reflecting additional NOL carryforwards available from years prior to April 22, 2005. The German and U.K. NOL carryforwards were translated into U.S. dollars at the year-end exchange rate.

As required by SFAS No. 109, the reversal of the U.K. and German valuation allowance associated with the utilization of their deferred tax assets reduced the basis of our intangible assets by approximately $3.9 million and $2.0 million on a pro-rata basis, for 2008 and 2007, respectively. Upon the Company’s adoption of SFAS No. 141(R), a revision of SFAS No. 141, on January 1, 2009, any benefit realized from the utilization of the German and U.K. deferred tax assets will be recorded as a reduction to income tax expense.

The U.K. income tax rate was reduced to 28% from 30% during the year and is effective beginning April 2008. The U.K. income tax expense and deferred tax asset net of valuation allowance is calculated at this new rate.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income before income tax expense and minority interest in net earnings of subsidiaries and the corresponding income tax expense are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Components of income before income tax expense and minority interest in net earnings of subsidiaries:
Domestic	$11,536	$45,273	$13,654
Foreign	8,427	9,927	8,887

Total	$19,963	$55,200	$22,541

Components of income tax expense:
Current income tax expense:
Foreign	$2,373	$2,850	$3,276
State	798	-	-
Federal	-	-	-

Total current income tax expense	3,171	2,850	3,276

Deferred income tax expense:
Foreign	4,417	2,466	-
State	-	-	-
Federal	-	-	-

Total deferred income tax expense	4,417	2,466	-

Total income tax expense	$7,588	$5,316	$3,276

For the years ended December 31, 2008, 2007 and 2006, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income before income tax expense and minority interest in net earnings of subsidiaries	$19,963	$55,200	$22,541

Federal income tax @ 0%	$-	$-	$-
State taxes, net of federal benefit	798	-	-
Foreign taxes above federal tax rate	6,790	5,316	3,276

Total income tax expense	$7,588	$5,316	$3,276

As the Company is not a taxable entity at the Federal level or in most state jurisdictions, the Company’s effective tax rate is comprised primarily of foreign income taxes.

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

At the adoption of FIN 48 on January 1, 2007, the Company did not identify any significant uncertain tax positions and, therefore, did not record any transition adjustments. In addition, the Company did not identify any significant uncertain

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax positions during 2008. Furthermore, the Company did not accrue any interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed statements of operations. The Company does not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

In January 2009, the Internal Revenue Service (“IRS”) contacted the Company to schedule an audit of the Company’s 2006 Income Tax Return.

Note 17:    Employee Share-Based Payments

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

The Plan provides for the issuance of up to 2,700,000 shares of HCI’s common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, HCI’s Board delegated to the CEO the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to HCI’s and our employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued Restricted Stock Awards and Restricted Stock Units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

HCI also issues shares under the Plan to its directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant. In March 2006, HCI issued Restricted Stock Award of 14,000 shares each to four of its officers. These restricted shares vest within two years of the date of issuance.

The Company and HCI account for shares issued in accordance with the provisions of SFAS No. 123(R), “Share-Based Payments, a revision of SFAS No. 123.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. The costs of the Plan are allocated from the Company to HCI based upon specific identification of employee costs. For the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense related to the restricted stock awards, issued to HCI’s executives and our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $2.7 million, $2.9 million and $1.2 million, respectively. As of December 31, 2008, the Company had $5.6 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over a weighted average life of 2.23 years. The Company recognized a tax benefit of $1.5 million related to restricted stock awards and restricted stock units for the year ended December 31, 2008. The Company did not recognize any tax benefit in 2007 and 2006.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	273,850	$43.46
Issued	12,500	$47.95
Forfeited	(13,525)	$47.31
Vested	(128,725)	$39.08

Non-vested at December 31, 2008	144,100	$47.41

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2008, 2007 and 2006 were $47.95, $49.86 and $41.47, respectively. The total fair value of shares vested during the year ended December 31, 2008 was $5.0 million. None of the restricted stock awards vested during 2007 and 2006.

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	10,700	$45.83
Issued	1,500	$43.27
Vested	(3,850)	$44.20

Non-vested at December 31, 2008	8,350	$46.12

The weighted average grant-date fair value of restricted stock units granted for the year ended December 31, 2008, 2007 and 2006 were $43.27, $50.00 and $44.20, respectively. The total fair value of units vested during the year ended December 31, 2008 was $0.2 million. None of the restricted stock units were vested during 2007 and 2006.

Stock Option Program

On April 24, 2008, HCI’s Compensation Committee made stock options awards under the HCI 2006 Equity and Incentive Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2009. The grant and exercise price of the stock options is the closing price of HCI’s common stock on the date of the grant. Any forfeited or cancelled options before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee of HCI delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of HCI and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The key assumptions for the option awards are as follows:

Year Ended December 31, 2008

Volatility range	47.60% — 55.00%
Weighted-average volatility	47.67%
Expected term	5 years
Risk-free interest rate range	1.50% — 3.15%
Weighted-average risk-free interest rate	3.14%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	-	$-
Granted	562,400	$53.67
Forfeited or expired	(10,000)	$54.00

Outstanding at December 31, 2008	552,400	$53.67	9.32	$-

Vested and expected to vest at December 31, 2008	497,160	$53.67	9.32	$-

Exercisable at December 31, 2008	-	$-

The compensation expense related to these awards is recognized on a straight-line basis over the four-year vesting period beginning in the second quarter of 2008. The Company recorded $2.0 million compensation expense for the year ended December 31, 2008 and $10.2 million remained unrecognized at December 31, 2008 for non-vested stock options, which is expected to be recognized over a weighted average period of 3.32 years. None of the stock options vested during 2008.

Bonus Unit Plan

In July 2005, the Company adopted an incentive bonus unit plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to certain of its employees. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants are employed by the Company on the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of HCI’s common stock. The number of shares of HCI common stock to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of the Company’s net equity at the time of the grant which reflected the pending purchase price in connection with the January 2006 Transaction.

On September 19, 2008, the Company issued 310,000 bonus units to certain employees of the Company pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to SFAS No. 123(R), the Company amortizes the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. The Company recognized compensation expense of $0.4 million, $0.2 million and $0.2 million for years ended December 31, 2008, 2007 and 2006, respectively. The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Year Ended December 31,
	2008	2007
Non-vested beginning balance	4,175,000	4,255,000
Issuance of bonus units	310,000	-
Converted to HCI common shares	(1,865,250)	-
Forfeited	(119,750)	(80,000)

Non-vested ending balance	2,500,000	4,175,000

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

In May 2008, certain members of HCI’s senior management exchanged a portion of their vested Class B membership interests for HCI’s common stock. The number of shares of HCI’s common stock issued upon the exchange was based upon the fair market value of the vested Class B membership interests tendered for exchange divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. A total of 170,081 shares of HCI’s common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with HCI’s equity offering.

As of December 31, 2008, there were 3,656 Class B membership interests outstanding, representing approximately 3.7% of the combined outstanding Class A and Class B membership interests. These Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance milestones. One-half of the Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of the Company, and HCI has received a cumulative total return of at least 3.0 times on its investment in the Company. All Class B membership interests subject to performance milestones will vest if, following the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change of control of the Company, and HCI has received a cumulative total return of at least 5.0 times on its investment in the Company. In each such case, vesting of Class B membership interests subject to performance milestones requires continued employment of the Class B membership holder through the earlier of April 22, 2010 (January 24, 2011 with respect to 250 Class B membership interests) or a change in control of the Company. At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange will be based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to SFAS No. 123, the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, compensation expensed of $0.1 million was recorded for each of the years ended December 31, 2008, 2007 and 2006.

Summary of Class B membership interests activities is as follows:

	Year Ended December 31,
	2008	2007
Outstanding beginning balance	4,650	4,650
Converted to HCI common shares	(994)	-

Outstanding ending balance	3,656	4,650

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18:    Other Benefits

401(k) Plan

The Company has a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to a limit of $15,500 in 2008 per the IRS. Employee contributions are immediately vested. The Company will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2008, 2007 and 2006, the Company matching contributions were $6.7 million, $6.4 million and $6.2 million, respectively.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,000 in 2008, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between The DIRECTV Group, Inc. (“DIRECTV”) and SkyTerra, the Company established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a one-time employee retention program, which was designed to retain a select group of employees chosen by the Company’s senior management. The Retention Program provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by the Company on the vesting date of April 22, 2009 and (ii) the Company successfully attains its earnings goal for 2008.

In accordance with the Retention Program, the Company established the earnings goal in March 2008, which is equivalent to our planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating the Company’s covenant compliance under our credit agreements and the indenture governing the Senior Notes. As of December 31, 2008, the Company successfully attained 100% of its Adjusted EBITDA goal for 2008. During 2008, the Company recorded an accrued liability of $13.2 million of a maximum payout (if all participants remain employed through the vesting date) of approximately $14.1 million.

Note 19:    Segment Data and Geographic Data

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on operating earnings of the respective segments. Our business segments include: (i) the North America VSAT segment; (ii) the International VSAT segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America VSAT segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite communication networks and services to enterprises. The International VSAT segment consists of the Enterprise group, which includes our international service companies. The international Enterprise group provides satellite communication networks and services to enterprise customers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development services and equipment to Hughes Telematics, Inc. (“HTI”) and certain of its customers. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that enable mobile operators to connect their cell sites and fixed operators to provide wireless broadband services. The Corporate segment includes our corporate offices and assets not specifically related to another business segment.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America VSAT	International VSAT	Telecom Systems	Corporate	Consolidated
As of and For the Year Ended December 31, 2008
Revenues	$667,665	$237,188	$155,038	$-	$1,059,891
Operating income	$21,339	$21,679	$25,116	$-	$68,134
Depreciation and amortization	$55,868	$9,233	$3,836	$-	$68,937
Assets	$648,603	$197,087	$64,727	$169,690	$1,080,107
Capital expenditures	$71,696	$11,188	$2,223	$11,126	$96,233
As of and For the Year Ended December 31, 2007
Revenues	$615,716	$214,833	$139,526	$-	$970,075
Operating income	$44,259	$19,637	$25,911	$-	$89,807
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$45,860
Assets	$610,950	$214,231	$66,215	$220,612	$1,112,008
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$248,180
As of and For the Year Ended December 31, 2006
Revenues	$573,867	$193,370	$90,988	$-	$858,225
Operating income	$35,625	$3,178	$18,871	$-	$57,674
Depreciation and amortization	$39,224	$6,861	$2,374	$-	$48,459
Assets	$450,671	$185,926	$44,774	$231,019	$912,390
Capital expenditures	$75,786	$8,109	$3,075	$6,637	$93,607

For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 5% of total revenues. Revenues by geographic area are summarized by customers’ location as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
North America	$803,034	$725,673	$665,304
Europe	115,495	88,366	66,694
Africa, Asia and the Middle East	106,627	125,043	104,873
South America and the Caribbean	34,735	30,993	21,354

Total revenues	$1,059,891	$970,075	$858,225

Individual countries with significant revenues for the three years ended December 31, 2008 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$784,887	$717,251	$638,927
United Kingdom	$66,555	$30,568	$20,062

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total property, net by geographic area is summarized by customers’ location as follows (in thousands):

	December 31,
	2008	2007
North America:
United States	$489,284	$461,920
Mexico	2	5

Total North America	489,286	461,925
Africa, Asia and the Middle East	8,300	8,260
South America and the Caribbean	5,344	4,655
Europe	4,340	5,136

Total property, net	$507,270	$479,976

Note 20:    Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment and inventory. Related parties include Apollo Management, L.P. and its affiliates (collectively “Apollo”), which includes HCI and other satellite related companies.

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

Smart & Final, Inc. (“Smart & Final”)

As of December 31, 2008, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide VSAT products and services to Smart & Final.

Hughes Systique Corporation

On October 12, 2005, HCI acquired Series A Preferred Shares from Hughes Systique Corporation (“Hughes Systique”) for $3.0 million. The Company has contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our CEO and President and HCI’s CEO and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President.

On January 9, 2008, HCI purchased additional Series A Preferred Shares from Hughes Systique. On February 8, 2008, HCI and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility, Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by HCI and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made a request for an initial draw of $1.0 million, and HCI funded $0.5 million for our share of the initial draw.

At December 31, 2008, on an undiluted basis, HCI owned approximately 31.8% of the outstanding shares of Hughes Systique, and our CEO and President and his brother owned an aggregate of approximately 17.3% of the outstanding shares of Hughes Systique. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intelsat Holdings Limited (“Intelsat”)

We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore, Intelsat is no longer a related party to us as of that date.

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate its SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. During 2008, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Agreement with Hughes Telematics, Inc.

In July 2006, we granted a limited license to HTI, allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to pay a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing development services and equipment to HTI.

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby we agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. Our management does not believe that this agreement with HTI and HTI’s customer, together with the letter agreement with HTI, will have a significant negative impact, if any, on us, and our financial position, results of operations or cash flows.

In January 2008, we entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we will serve as the exclusive manufacturer and supplier of TCUs for HTI.

HTI is controlled by an affiliate of Apollo. Apollo is HCI’s controlling stockholder. A member of our Board of Managers and HCI’ Board of Directors, Jeffrey A. Leddy, is the CEO and a director of HTI and owns approximately 1.0% of HTI’s equity as of December 31, 2008. In addition, another member of our Board of Managers and HCI’s Board of Directors, Andrew Africk, is a director of HTI and a senior partner of Apollo.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Sales:
HTI	$31,065	$22,301	$1,611
Apollo and affiliates	897	11,512	20,381

Total sales	$31,962	$33,813	$21,992

Purchases:
Intelsat*	$10,074	$119,961	$59,402
Hughes Systique	9,419	5,609	847
HCI	6,605	6,052	3,272
95 West Co.	750	-	-
Apollo and affiliates	-	-	12,345

Total purchases	$26,848	$131,622	$75,866

*	Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	December 31,
	2008	2007
Due from related parties:
HTI	$6,734	$2,380
Apollo and affiliates	30	299

Total due from related party	$6,764	$2,679

Due to related parties:
Hughes Systique	$1,507	$310
HCI	1,112	852
Intelsat*	-	12,311

Total due to related party	$2,619	$13,473

*	Subsequent to February 4, 2008, Intelsat is no longer a related party.

Note 21:    Commitments and Contingencies

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

On June 28, 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) with the American Arbitration Association seeking a refund of $44.4 million in payments made to Sea Launch under a Launch Services Agreement (“LSA”). This dispute stems from the material failure of a Sea Launch rocket that occurred on January 30, 2007. Sea Launch was scheduled to launch our SPACEWAY 3 in May 2007; however, following the January 30, 2007 rocket failure, there was substantial uncertainty about when Sea Launch would return to flight. As a result, we made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007. In accordance with the LSA, we sent a notice of termination to Sea Launch and were entitled to a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we breached the LSA by entering into a contract with another launch services

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

provider and that the January 30, 2007 explosion of a Sea Launch rocket constituted an “excusable delay” under the LSA. Our arbitration filing is based on breach of contract. We believe that Sea Launch’s purported justifications for refusing to refund the $44.4 million are without merit and that we are contractually entitled to a full refund of our payments under the express terms of the LSA. As a result, we have vigorously pursued the recovery of the $44.4 million in payments as well as any other relief to which we may be entitled as a consequence of Sea Launch’s wrongful refusal to refund our payments. We have recorded a deposit, included in Other assets in the accompanying audited Consolidated Balance Sheets, in anticipation of a full refund from Sea Launch. As of December 31, 2008, the arbitration hearings have been completed and the Company is awaiting the decision of the arbitration tribunal. The Company expects the result of the arbitration will be available in 2009.

On September 29, 2008, the Company received notice of a complaint in a putative class action filed in the United States District Court for the Eastern District of Pennsylvania. The case, captioned Scasta v. HughesNet, et. al. was filed by David Scasta, a former customer of the Company’s consumer broadband internet service. The complaint sought damages of $75 million and alleges, among other things, that the Company failed to deliver the speeds of consumer internet service that it advertises and that the Company filters and blocks Internet content resulting in slower service speeds. On December 29, 2008, Mr. Scasta filed a motion for a voluntary dismissal with the court and the case was dismissed without prejudice.

In October 2008, Hughes Telecommunicacoes do Brasil Ltda. (“HTB”), a wholly owned subsidiary of HNS, received a tax assessment of approximately $4.4 million from the State of Sao Paulo Treasury Department. The tax assessment alleges HTB failed to pay certain import taxes to the State of São Paulo. The Company disputes the State of Sao Paulo’s claims and it intends to vigorously defend itself against these allegations. As such, the Company does not believe the assessment is valid and has not recorded a liability.

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

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2008	2007
Balance beginning of period	$3,579	$2,827
Warranty costs accrual	3,267	3,881
Warranty costs incurred	(2,937)	(3,129)

Balance at end of period	$3,909	$3,579

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases

The Company has non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$10,128
2010	7,370
2011	5,717
2012	4,618
2013	983
Thereafter	226

Total minimum lease payments	$29,042

Rental expenses under operating leases, net of sublease income, were $12.8 million, $12.6 million and $11.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2008 are as follows (in thousands):

Amount
Year ending December 31,
2009	$125,050
2010	73,953
2011	30,700
2012	10,569
2013	9,821
Thereafter	24,296

Total minimum lease payments	$274,389

Rental expenses under operating leases for transponder capacity were $193.3 million, $188.5 million and $167.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $26.4 million that were undrawn at December 31, 2008. Of this amount, $10.3 million were issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.9 million related to an insurance bond; and $13.6 million were secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain of the letters of credit issued by our Indian subsidiaries are secured by those entities’ assets. As of December 31, 2008, these obligations were scheduled to expire as follows: $21.1 million in 2009; $1.4 million in 2010; $0.5 million in 2011; and $3.4 million in 2012 and thereafter.

In connection with the acquisition of Helius on February 4, 2008 as described in Note 5, pursuant to the agreement, the Company has a contractual obligation for contingent consideration of up to $20.0 million as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving the Performance Goal as set forth in the Merger Agreement.

Note 22:    Supplemental Guarantor and Non-Guarantor Financial Information

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Condensed Consolidated Balance Sheet as of December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$75,956	$2,013	$22,293	$-	$100,262
Receivables, net	147,424	2,007	66,109	(15,281)	200,259
Inventories	57,453	666	7,366	-	65,485
Prepaid expenses and other	8,030	284	12,111	-	20,425

Total current assets	288,863	4,970	107,879	(15,281)	386,431
Property, net	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	91,060	-	-	(91,060)	-
Other assets	173,531	10,614	2,261	-	186,406

Total assets	$1,013,309	$45,184	$127,955	$(106,341)	$1,080,107

Liabilities and equity
Accounts payable	$57,488	$3,133	$35,327	$(15,281)	$80,667
Short-term debt	4,391	-	3,861	-	8,252
Accrued liabilities and due to affiliates	128,813	761	29,841	-	159,415

Total current liabilities	190,692	3,894	69,029	(15,281)	248,334
Long-term debt	574,771	-	3,527	-	578,298
Other long-term liabilities	18,005	-	-	-	18,005
Minority interests	-	5,629	-	-	5,629
Total equity	229,841	35,661	55,399	(91,060)	229,841

Total liabilities and equity	$1,013,309	$45,184	$127,955	$(106,341)	$1,080,107

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet as of December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$113,530	$150	$15,547	$-	$129,227
Marketable securities	11,224	-	-	-	11,224
Receivables, net	158,540	15	68,919	(17,743)	209,731
Inventories	59,164	-	6,590	-	65,754
Prepaid expenses and other	26,638	83	15,410	-	42,131

Total current assets	369,096	248	106,466	(17,743)	458,067
Property, net	436,116	25,941	17,919	-	479,976
Investment in subsidiaries	76,557	-	-	(76,557)	-
Other assets	168,084	5,881	-	-	173,965

Total assets	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008

Liabilities and equity
Accounts payable	$56,638	$11	$30,591	$(17,743)	$69,497
Short-term debt	9,636	-	5,159	-	14,795
Accrued liabilities and due to affiliates	156,460	-	34,149	-	190,609

Total current liabilities	222,734	11	69,899	(17,743)	274,901
Long-term debt	573,836	-	3,925	-	577,761
Other long-term liabilities	5,813	-	713	-	6,526
Minority interests	-	5,350	-	-	5,350
Total equity	247,470	26,709	49,848	(76,557)	247,470

Total liabilities and equity	$1,049,853	$32,070	$124,385	$(94,300)	$1,112,008

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2008 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$894,885	$13,873	$186,728	$(35,595)	$1,059,891

Operating costs and expenses:
Costs of revenues	676,339	5,878	134,476	(31,756)	784,937
Selling, general and administrative	140,747	5,533	31,127	(3,839)	173,568
Research and development	23,931	2,902	-	-	26,833
Amortization of intangibles	5,387	1,032	-	-	6,419

Total operating costs and expenses	846,404	15,345	165,603	(35,595)	991,757

Operating income (loss)	48,481	(1,472)	21,125	-	68,134
Other income (expense):
Interest expense	(49,898)	-	(1,429)	-	(51,327)
Interest and other income (expense), net	2,448	(381)	810	-	2,877
Equity in earnings of subsidiaries	11,988	-	-	(11,988)	-

Income (loss) before income tax expense	13,019	(1,853)	20,506	(11,988)	19,684
Income tax expense	(923)	-	(6,665)	-	(7,588)

Net income (loss)	$12,096	$(1,853)	$13,841	$(11,988)	$12,096

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$845,501	$1,140	$148,128	$(24,694)	$970,075

Operating costs and expenses:
Costs of revenues	627,684	-	104,626	(20,603)	711,707
Selling, general and administrative	116,134	3,295	30,043	(4,091)	145,381
Research and development	17,036	-	-	-	17,036
Amortization of intangibles	6,144	-	-	-	6,144

Total operating costs and expenses	766,998	3,295	134,669	(24,694)	880,268

Operating income (loss)	78,503	(2,155)	13,459	-	89,807
Other income (expense):
Interest expense	(41,962)	-	(1,810)	-	(43,772)
Interest and other income (expense), net	8,690	(286)	678	-	9,082
Equity in earnings of subsidiaries	4,670	-	-	(4,670)	-

Income (loss) before income tax expense	49,901	(2,441)	12,327	(4,670)	55,117
Income tax expense	(100)	-	(5,216)	-	(5,316)

Net income (loss)	$49,801	$(2,441)	$7,111	$(4,670)	$49,801

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2006

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$763,675	$969	$114,714	$(21,133)	$858,225

Operating costs and expenses:
Costs of revenues	568,040	-	87,541	(18,290)	637,291
Selling, general and administrative	108,621	2,157	26,113	(2,833)	134,058
Research and development	23,058	-	-	-	23,058
Amortization of intangibles	6,144	-	-	-	6,144

Total operating costs and expenses	705,863	2,157	113,654	(21,123)	800,551

Operating income (loss)	57,812	(1,188)	1,060	(10)	57,674
Other income (expense):
Interest expense	(44,973)	-	(1,224)	156	(46,041)
Interest and other income (expense), net	8,561	(334)	2,674	(156)	10,745
Equity in loss of subsidiaries	(2,298)	-	-	2,298	-

Income (loss) before income tax expense	19,102	(1,522)	2,510	2,288	22,378
Income tax expense	-	-	(3,276)	-	(3,276)

Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,096	$(1,853)	$13,841	$(11,988)	$12,096
Adjustments to reconcile net income (loss) to net cash flows from operating activities	40,452	8,555	(2,926)	11,988	58,069

Net cash provided by operating activities	52,548	6,702	10,915	-	70,165

Cash flows from investing activities:
Change in restricted cash	3,577	-	(473)	-	3,104
Proceeds from sales of marketable securities	11,090	-	-	-	11,090
Expenditures for property	(69,535)	(4,839)	(7,295)	-	(81,669)
Expenditures for capitalized software	(14,564)	-	-	-	(14,564)
Proceeds from sale of property	-	-	-	-	-
Acquisition of Helius, net of cash received	(10,543)	-	-	-	(10,543)

Net cash used in investing activities	(79,975)	(4,839)	(7,768)	-	(92,582)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	223	-	223
Long-term debt borrowings	173	-	3,433	-	3,606
Repayment of long-term debt	(10,320)	-	(3,429)	-	(13,749)

Net cash provided by (used in) financing activities	(10,147)	-	227	-	(9,920)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,372	-	3,372

Net increase (decrease) in cash and cash equivalents	(37,574)	1,863	6,746	-	(28,965)
Cash and cash equivalents at beginning of period	113,530	150	15,547	-	129,227

Cash and cash equivalents at end of period	$75,956	$2,013	$22,293	$-	$100,262

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$49,801	$(2,441)	$7,111	$(4,670)	$49,801
Adjustments to reconcile net income (loss) to net cash flows from operating activities	21,375	3,706	15,652	4,670	45,403

Net cash provided by operating activities	71,176	1,265	22,763	-	95,204

Cash flows from investing activities:
Change in restricted cash	284	-	95	-	379
Purchases of marketable securities	(22,096)	-	-	-	(22,096)
Proceeds from sales of marketable securities	114,105	-	-	-	114,105
Expenditures for property	(220,451)	(1,195)	(12,306)	-	(233,952)
Expenditures for capitalized software	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	382	-	134	-	516

Net cash used in investing activities	(142,004)	(1,195)	(12,077)	-	(155,276)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	376	-	376
Long-term debt borrowings	115,000	-	4,731	-	119,731
Repayment of long-term debt	(21,577)	-	(3,266)	-	(24,843)
Debt issuance cost	(2,053)	-	-	-	(2,053)

Net cash provided by financing activities	91,370	-	1,841	-	93,211

Effect of exchange rate changes on cash and cash equivalents	-	-	(3,010)	-	(3,010)

Net increase in cash and cash equivalents	20,542	70	9,517	-	30,129
Cash and cash equivalents at beginning of period	92,988	80	6,030	-	99,098

Cash and cash equivalents at end of period	$113,530	$150	$15,547	$-	$129,227

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$19,102	$(1,522)	$(766)	$2,288	$19,102
Adjustments to reconcile net income (loss) to net cash flows from operating activities	71,568	2,077	1,274	(2,288)	72,631

Net cash provided by operating activities	90,670	555	508	-	91,733

Cash flows from investing activities:
Change in restricted cash	(124)	-	(170)	-	(294)
Purchases of marketable securities	(89,254)	-	-	-	(89,254)
Expenditures for property	(71,844)	(552)	(4,795)	-	(77,191)
Expenditures for capitalized software	(16,416)	-	-	-	(16,416)
Proceeds from sale of property	-	-	521	-	521

Net cash used in investing activities	(177,638)	(552)	(4,444)	-	(182,634)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(1,609)	-	(1,609)
Long-term debt borrowings	450,000	-	5,330	-	455,330
Repayment of long-term debt	(360,924)	-	(3,948)	-	(364,872)
Debt issuance cost	(11,668)	-	-	-	(11,668)

Net cash provided by (used in) financing activities	77,408	-	(227)	-	77,181

Effect of exchange rate changes on cash and cash equivalents	-	-	(449)	-	(449)

Net increase (decrease) in cash and cash equivalents	(9,560)	3	(4,612)	-	(14,169)
Cash and cash equivalents at beginning of period	102,548	77	10,642	-	113,267

Cash and cash equivalents at end of period	$92,988	$80	$6,030	$-	$99,098

Note 23:	Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
Revenue	$237,020	$265,490	$271,719	$285,662
Gross margin	$66,019	$66,265	$68,850	$73,820
Net income	$1,458	$2,634	$3,585	$4,419
2007:
Revenue	$222,731	$234,109	$233,657	$279,578
Gross margin	$55,359	$61,831	$60,870	$80,308
Net income	$4,308	$11,178	$12,446	$21,869

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, the Company has evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this annual report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Managers. Our Board of Managers is composed of four members. Each manager is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	62	Chief Executive Officer, President and Chairman of the Board of Managers
Grant A. Barber	49	Executive Vice President and Chief Financial Officer
T. Paul Gaske	55	Executive Vice President, North American Division
Adrian Morris	54	Executive Vice President, Engineering
Bahram Pourmand	62	Executive Vice President, International Division
Bob Buschman	59	Senior Vice President, Telematics
George Choquette	51	Senior Vice President, Engineering
Mike Cook	55	Senior Vice President, North America Sales and Marketing
John Corrigan	55	Senior Vice President, Engineering
Estil Hoversten	72	Senior Vice President
Tom Hsu	63	Senior Vice President, Terrestrial Microwave
Robert Kepley	51	Senior Vice President, Engineering
Sandi Kerentoff	55	Senior Vice President, Administration and Human Resources
Dean A. Manson	42	Senior Vice President, General Counsel and Secretary
Thomas J. McElroy	53	Senior Vice President and Controller
John McEwan	56	Senior Vice President, Operations
Ashok Mehta	54	Senior Vice President, Business InformationTechnology Services
Vinod Shukla	60	Senior Vice President, International Division
David Zatloukal	51	Senior Vice President, North American Operations
Deepak V. Dutt	64	Vice President and Treasurer
Andrew D. Africk	42	Member of the Board of Managers
Jeffrey A. Leddy	53	Member of the Board of Managers
Aaron J. Stone	36	Member of the Board of Managers

Pradman P. Kaul—Chief Executive Officer, President and Chairman of the Board of Managers. Mr. Kaul has been our Chief Executive Officer and President since 2000. Mr. Kaul has served on and been the Chairman of our Board of Managers since April 22, 2005 and has been with us since 1973. Previously, Mr. Kaul served as our Chief Operating Officer, Executive Vice President and Director of Engineering. Mr. Kaul has also been the Chief Executive Officer and President as well as a director of our Parent, Hughes Communications, Inc. (“HCI”), since February 3, 2006. Before joining us, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul is a member of the National Academy of Engineering and serves on the Board of Directors of Primus Telecom in the United States.

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

T. Paul Gaske—Executive Vice President, North American Division. Mr. Gaske has been our Executive Vice President, North American Division since 1999 and has also served as an Executive Vice President of HCI since 2006.

Mr. Gaske joined us in 1977. Mr. Gaske has held a variety of engineering, marketing, and business management positions throughout his career. Mr. Gaske holds a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from Johns Hopkins University in Baltimore, Maryland. He is a member of the Institute of Electrical and Electronics Engineering (IEEE), a published author on satellite networking technologies and markets and the holder of numerous patents in satellite communications and broadband networking.

Adrian Morris—Executive Vice President, Engineering. Mr. Morris has been our Executive Vice President, Engineering since February 2006 and also has served as an Executive Vice President of HCI since 2006. Prior to that, Mr. Morris had been Senior Vice President of Engineering since 1996. His career began with us in 1982 as a hardware design engineer and he has held a variety of technical and management positions throughout his career. Mr. Morris received a Bachelor of Science degree from Trinity College Dublin and a Master of Science degree in Digital Techniques from Heriot Watt University, Edinburgh. Prior to joining us, he worked for Ferranti Electronics and Electro Optics Division. Mr. Morris is a co-inventor for a number of patents in digital communications and has authored several published papers. He is also a member of the IEEE.

Bahram Pourmand—Executive Vice President, International Division. Mr. Pourmand has been our Executive Vice President, International Division since 1993 and has also served as an Executive Vice President of HCI since February 2006. Mr. Pourmand joined us in 1979 and is currently responsible for all aspects of our international operations, including oversight of profit and loss, marketing, product development and strategic direction for our global activities. He is also a member of our Executive Committee, which oversees the overall management of the Company. Prior to joining us, Mr. Pourmand was a director with Rockwell International in Dallas, Texas. Mr. Pourmand has a Bachelor of Science degree in Electrical Engineering from Texas Tech University and a Master of Science degree in Electrical Engineering from Southern Methodist University.

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

Mike Cook—Senior Vice President, North American Sales and Marketing. Mr. Cook has been Senior Vice President, North American Sales and Marketing since March 2002. Mr. Cook is responsible for sales and marketing activities for all of our market sectors including our Enterprise and Consumer groups. He joined us in 1991 as Sales and Marketing Director for one of our subsidiaries, HNS Ltd, and was responsible for starting up our VSAT service businesses in Europe, becoming managing director of our European VSAT service business from 1994 to 1999. In addition, he was appointed Vice President of HNS Europe in 1998 and is currently a member of the board of directors of HNS Europe. Prior to joining us, Mr. Cook ran the U.K. data systems division of Alcatel Business Systems. Mr. Cook has a first class Bachelor of Science degree in Mathematics from Exeter University in England.

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

Dean A. Manson—Senior Vice President, General Counsel and Secretary. Mr. Manson has been our and HCI’ s Senior Vice President, General Counsel and Secretary since August 2007, prior to which he was our Vice President, General Counsel and Secretary since November 2004 and HCI’s Vice President, General Counsel and Secretary since February 2006. Mr. Manson also serves as a director or officer for several of our subsidiaries. Before joining us in June 2000 as an Assistant Vice President, Legal Mr. Manson was associated with the law firm of Milbank, Tweed, Hadley & McCloy LLP. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a Juris Doctorate degree from Columbia University School of Law.

Thomas J. McElroy—Senior Vice President and Controller. Mr. McElroy has been our Senior Vice President and Controller since August 2007. He is responsible for all financial accounting and reporting matters for our global consolidated operations. From June 2006 to September 2007, Mr. McElroy served as our Vice President and Controller. Prior to joining us in January 1988 as a Director of Finance, Mr. McElroy was a Senior Manager in the audit group for Price Waterhouse & Co. in Washington, D.C. from 1977 to 1988. He received his Bachelor of Science degree in Accounting from St. Francis University.

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

Ashok Mehta—Senior Vice President, Business Information Technology Services(“BITS”). Mr. Mehta has been our Senior Vice President of the BITS division since August 2007. Mr. Mehta joined HNS in 1982 and has held a variety of engineering and information technology positions throughout his career. Mr. Mehta holds a Master of Science degree in Electrical Engineering from Northwestern University and a Master of Business Administration degree from Loyola University. He is a member of Institute of Electrical and Electronic Engineering (IEEE) and inventor of several patents in wireless communications.

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

David Zatloukal—Senior Vice President, North American Operations. Mr. Zatloukal has been our Senior Vice President, North American Operations since 2005. Mr. Zatloukal is responsible for North American Service Delivery including: customer service, program and project management, billing, service management, network engineering and integration, application certification, as well as the operation of HughesNet’s broadband and narrowband services in the consumer, small business, government and enterprise markets. Mr. Zatloukal joined us in December 1996 to support the launch of the consumer internet service business and, from 1996 to 2005, held various positions. Prior to joining us, Mr. Zatloukal spent 14 years with AT&T in various assignments including directing a nationwide operations organization of more than 700 employees supporting the long distance network. Mr. Zatloukal received a Bachelor of Science degree in Information Science from Western Illinois University. He also has participated in multiple executive management programs, including the Northwestern’s Kellogg School of Business.

Deepak V. Dutt—Vice President and Treasurer. Mr. Dutt has been our Vice President and Treasurer since January 2001and our Investor Relations Officer since February 2008. Mr. Dutt has served as Vice President, Treasurer and Investor Relations Officer for HCI since March 2007. Mr. Dutt joined us in July 1993 and has held various positions in finance since then, including corporate planning, international finance, treasury and an international assignment as Chief Financial Officer of a subsidiary of our company where he played a lead role in its start-up and in taking it public. Prior to joining our Company, Mr. Dutt served in various positions in the U.S. and overseas at IBM Corporation in sales, marketing and finance. He received a Bachelor of Science degree in Engineering from the University of Poona, India.

Andrew D. Africk—Member of the Board of Managers. Mr. Africk has served on our Board of Managers since April 22, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk also serves on the boards of directors of Hughes Telematics, SOURCECORP, Incorporated and HCI. Mr. Africk also serves as the chairman of Nominating and Corporate Governance Committee and Compensation Committee of HCI.

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

Aaron J. Stone—Member of the Board of Managers. Mr. Stone has served on our Board of Managers since April 22, 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Connections Academy, LLC and HCI. Mr. Stone also serves on the Nominating and Corporate Governance Committee and the Compensation Committee of HCI.

Composition of the Board of Managers and Committees

Our Board of Managers currently consists of four members. The individuals currently serving on the board are Pradman P. Kaul, Jeffrey A. Leddy, Andrew D. Africk and Aaron J. Stone. The chairman of the Board of Managers is Pradman P. Kaul. Our Board of Managers is elected annually, and each member holds office for a one-year term.

Our Board of Managers has the authority to appoint committees to perform certain management and administration functions. Our Board of Managers currently has an audit committee which consists of Jeffrey A. Leddy and Aaron J. Stone. Our audit committee selects, on behalf of our Board of Managers, an independent public accounting firm to be engaged to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management and recommends to our Board of Managers whether the audited financial statements should be included in our Annual Reports on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). Our Board of Managers has not designated an audit committee financial expert.

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

Code of Ethics

Hughes Communications, Inc. (“HCI”) has adopted a written Code of Ethics (“Code of Ethics”), which is applicable to our principal executive officer, chief financial officer and principal accounting officer or controller and other executive officers performing similar functions (each, a “Selected Officer”). The Code of Ethics is available on our website at www.hughes.com or you may request a free copy of the Code of Ethics can be requested from:

Hughes Network System, LLC

11717 Exploration Lane

Germantown, MD 20876

Attn: Sandi Kerentoff

To date, there have been no waivers under the Code of Ethics. We intend to disclose any changes in or waivers under the Code of Ethics applicable to any Selected Officer or by filing a Form 8-K.

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

The Compensation Committee evaluates individual and Company performance with a goal of setting compensation at levels that the Compensation Committee believes are competitive with executives in companies of similar size and industry while also reviewing internal comparisons (including performance and levels of responsibility). The Compensation Committee believes that base salaries should be competitive to attract and retain qualified executive officers, that executive officers should be provided with Company ownership opportunities to align their interests with those of the Company’s interest holders and that incentive compensation should be based primarily on the accomplishment of the Company’s performance goals in the interest of building a cohesive management team. We believe that our current executive compensation program provides an overall level of target compensation and compensation opportunity that is appropriate as a relatively new public company. The Compensation Committee’s long term goal is for total compensation for our named executive officers to be at or slightly above market of our peer group companies, however if a particular officer is far above or below the market, the committee’s goal is to bring that individual in line with the market over time.

Elements of Compensation

Our executive compensation program consists of the following key elements:

•	base salary

•	annual performance bonuses

•	equity compensation

•	perquisites and other compensation

Our executive officers also participate in the Company’s and HCI’s other benefit plans on the same terms as other employees. Our benefit plans include medical and dental coverage, long and short term disability coverage and basic life insurance equal to two times annual base salary. In addition, Pradman Kaul, our Chief Executive Officer, receives enhanced medical coverage for which he has no premium payment and no co-payments. This benefit was in place prior to the assumption of his employment agreement by HCI and HCI has agreed to continue to provide this benefit.

Base Salary—Base salaries for our named executive officers are established at the beginning of the term of each executive’s employment agreement based on the executive’s responsibilities and a comparison to competitive market levels for the executive’s job function. The base salaries of our named executive officers are reviewed on an annual basis by the Compensation Committee and at the time of a promotion or a significant change in responsibility. Factors considered for salary increases, although informally applied, are: individual and corporate performance, individual level of responsibility, inflation, and contributions to the Company’s overall success. Based on these factors, the Compensation Committee granted salary increases for 2008 equal to 5% of each named executive officer’s 2007 base salary. The Compensation Committee has not yet determined if salary increases will be granted to our named executive officers for 2009.

Annual Performance Bonuses—The Annual Incentive Plan (the “AIP”) is an annual performance bonus program adopted by the Compensation Committee under the HCI 2006 Equity and Incentive Plan. The AIP is designed to provide cash awards to our executive officers for achieving the Company’s financial and operational goals. The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Our named executive officers and other officers of the Company and HCI participate in the AIP. Annual performance bonuses awarded under the AIP are reviewed and approved by the Compensation Committee and are paid in cash in a lump sum in the first quarter following the completion of each fiscal year. Annual performance bonuses for 2008 were awarded to all of our named executive officers. Pursuant to his employment agreement and the AIP, each executive officer is eligible to receive an annual performance bonus up to an amount equal to a specified percentage of the executive’s annual base salary, which we refer to as the executive’s bonus target. For 2008, based on seniority and level of responsibility, the Compensation Committee set the bonus targets for each of our named executive officers at 100% for Pradman Kaul, 70% for Paul Gaske, and 60% for each of Adrian Morris, Grant Barber and Bahram Pourmand.

The Compensation Committee annually determines a bonus pool for the year based on each executive’s target bonus amount and competitive market levels among the Company’s peer group (as discussed under “Targeted Compensation”) and makes awards under the AIP based on the level to which the Company’s performance targets that are set by the Compensation Committee are met. The Compensation Committee may increase the annual performance bonus paid to the executive up to an additional 50% of the executive’s target bonus amount if the Company’s performance targets are exceeded. The Company performance targets to be used are established at the beginning of each fiscal year. For 2008, the performance target components were our revenue of $1,075 million, adjusted EBITDA of $150 million and cash balance of $75.7 million (which we refer to collectively as the Company Performance Targets) and a subjective factor to be determined by the Compensation Committee. If the Company achieves the annual budgeted amount for each of the Company Performance Targets, the Compensation Committee will award 100% of the bonus pool to the executives that participate in the AIP, with our revenue, adjusted EBITDA, cash balance and the subjective factor (based on overall Company performance) weighted at 30%, 40%, 15%, and 15%, respectively. If any of the Company Performance Targets fall below 90% of the budgeted amount, no weight will be awarded for that target. For 2008, the Compensation Committee awarded the following percentages of each executive officer’s 2008 base salary under the AIP: 112% to Pradman Kaul, 68% to Grant Barber, 78% to Paul Gaske, 68% to Bahram Pourmand, and 68% to Adrian Morris. The actual 2008 AIP amounts awarded to each of our named executive officers are shown in the Summary Compensation Table. The following table sets forth the percentage of the bonus pool that the Compensation Committee would award based on the targets established by the Compensation Committee for 2008 AIP awards:

	Percentage of Budget Amount Achieved
	90%	95%	100%	110%
Revenue	12%	21%	30%	45%
Adjusted EBITDA(1)	0%	30%	40%	60%
Cash balance	9%	12%	15%	22.5%
Subjective	0%	8%	15%	22.5%

Total	21%	71%	100%	150%

(1)

Adjusted EBITDA is defined as earnings (losses) before interest, income taxes, depreciation, amortization, equity incentive plan compensation and other adjustments permitted by the debt instruments of HNS. For the fiscal year ended December 31, 2008, Adjusted EBITDA excludes from GAAP net income the effects of interest, income taxes, depreciation, amortization, equity incentive compensation, and long-term cash retention compensation. Adjusted EBITDA is calculated from our audited financial statements by beginning with GAAP net income and (i) adding back interest expense; income tax expense; depreciation and amortization; equity plan compensation expense; and long-term cash retention compensation; then (ii) subtracting interest income. Interest expense and income tax expense appear as line items on the Consolidated Statement of Operations. Depreciation and amortization appear as line items on the Consolidated Statement of Cash Flows. The long-term cash retention compensation ($13.2 million for the year ended December, 31, 2008) and equity plan compensation expense ($5.2 million for the year ended December 31, 2008) appear on the Consolidated Statement of Operations as part of general and administrative expense.

The following table sets forth the actual performance by the Company for each of the Company Performance Targets established by the Compensation Committee for 2008 AIP awards and the corresponding AIP payout associated with each target (dollars in millions):

	Actual Performance	Performance %	Payout
Revenue	$1,059.9	99%	27%
Adjusted EBITDA	$155.4	104%	47%
Cash balance	$100.3	132%	23%
Subjective			15%

Total			112%

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

On April 24, 2008 each of our named executive officers were awarded options to purchase HCI’s common stock under the HCI 2006 Equity and Incentive Plan. Mr. Kaul was awarded 100,000 options and each of Messrs. Barber, Gaske, Pourmand and Morris were awarded 25,000 options. These options are subject to time vesting restrictions and vest 50% on April 24, 2010, 25% on April 24, 2011, and 25% on April 24, 2012. The options have an exercise price of $54.00, the closing price of HCI’s common stock on April 24, 2008, the grant date of the options.

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

Perquisites and Other Compensation—HCI provides our named executive officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall executive compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to our named executive officers. Our named executive officers are provided with the following perquisites, which include, without limitation:

•	Car allowance in the amount of $15,702 per year for Mr. Kaul and $13,438 per year for each of Messrs. Barber, Gaske, Pourmand, and Morris.

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

Targeted Compensation

Target total compensation for each named executive officer is established by the Compensation Committee primarily based on peer group data. Members of management do not play a role in establishing the target compensation for our named executive officers, however management recommends to the Compensation Committee the Company Performance Targets that are used to determine the annual performance bonus payments under the AIP. The Compensation Committee may, in its discretion, use or modify the Company Performance Targets recommended by management. Beginning in 2007, the Company utilized Equilar, a market leader for benchmarking executive and director compensation to create reports showing the percentile position of each named executive officer compared to the selected peer group for base salary, total cash compensation and total direct compensation. Equilar is an on-line tool used by consultants and companies to obtain competitive information from proxy data. The peer group used for the Equilar benchmarking tool includes: American Tower Corp, CenturyTel, Earthlink, Frontier Communications, Gemstar, Global Crossing, Loral Space & Communications, Mediacom Communications, Primus Telecommunications, RCN Corp, SAVVIS, TW Telecom, ViaSat, and XO Holdings. The peer group used consists of companies against which management and the Compensation Committee believe the Company competes for executive talent and stockholder investment. In making compensation decisions, the Compensation Committee reviews the reports generated by Equilar and compares each element of total compensation against the peer group companies with the goal of setting compensation for our named executive officers at levels similar to that of the peer group companies. The Equilar report for 2008 showed the following results when we were compared to the peer group companies:

HNS Compared to Competitive Market – Proxy Data
Position	Executive	Officer Comparison	Base Salary Percentile	Total Cash Compensation Percentile	Total Direct Compensation Percentile (1)
Chairman & Chief Executive Officer	Pradman Kaul	CEO	23rd	32nd	33rd
Executive Vice President	T. Paul Gaske	2nd highest paid	18th	41st	39th
Executive Vice President	Bahram Pourmand	3rd highest paid	67th	71st	48th
Executive Vice President	Adrian Morris	4th highest paid	71st	69th	57th
Chief Financial Officer	Grant Barber	CFO	47th	53rd	36th

(1)

Includes intrinsic annualized value of each named executive officer’s interest in the Company through their Class B membership interests. Also includes all compensation received by the executive, including awards under the HCI 2006 Equity and Incentive Plan, averaged over the vesting period.

The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Accordingly, the Compensation Committee set total compensation targets for 2008 as the following:

	Base Salary as a % of Total Compensation	Bonus Target as a % of Total Compensation	Equity Target as a % of Total Compensation(1)
Chief Executive Officer	23%	23%	54%
Chief Financial Officer – Executive Vice President	36%	22%	42%
Executive Vice Presidents	32%	21%	47%

(1)

Includes intrinsic annualized value of each named executive officer’s interest in the Company through their Class B membership interests. Also includes all compensation received by the executive, including awards under the HCI 2006 Equity and Incentive Plan, averaged over the vesting period.

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

The Compensation Committee generally structures the Company’s and HCI’s compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer’s performance. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, no payment may be made under our compensation program prior to certification by the Compensation Committee that the applicable performance goals have been attained. The Company believes that the compensation paid under our compensation program in 2008 is fully deductible for federal income tax purposes.

Summary Compensation Table

The following table sets forth, for the year ended December 31, 2008, 2007 and 2006 the compensation for services in all capacities earned by our named executive officers. All of our named executive officers are officers and employees of HCI and provide services to the Company. All compensation reflected in this section was paid or awarded directly by HCI, which in turn bills HNS for 98% of the base salaries and all other compensation of our named executive officers plus a 2% service fee. The remaining 2% of the base salaries and all other compensation paid to our named executive officers is expensed by, and for service to, HCI. The compensation reflected in the Summary Compensation Table below is for service to the Company and HCI.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)(3)	Option Awards(4)	Non-Equity Incentive Plan Compensation(5)	Change in Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Pradman Kaul(6) CEO and Chairman of the Board	2008	$637,370	$94,000	$49,986	$366,450	$602,000	$-	$127,183	$1,876,989
	2007	$607,589	$67,000	$219,450	$-	$483,000	$-	$114,658	$1,491,697
	2006	$576,493	$84,400	$169,464	$-	$363,600	$-	$109,721	$1,303,678

Grant Barber(7) Chief Financial Officer	2008	382,351	35,000	68,958	91,613	223,000	-	52,341	853,263
	2007	360,850	30,000	73,000	-	218,000	-	47,465	729,315
	2006	335,266	149,000	60,000	420,000	151,000	-	26,579	1,141,845

Paul Gaske(8) Executive Vice President	2008	437,656	45,000	49,986	91,613	290,000	-	71,391	985,646
	2007	406,640	37,000	219,450	-	267,000	-	79,484	1,009,574
	2006	392,116	46,600	169,464	-	200,400	-	70,616	879,196

Bahram Pourmand(9) Executive Vice President	2008	426,754	39,000	49,986	91,613	249,000	-	62,435	918,788
	2007	407,115	32,000	219,450	-	229,000	-	54,833	942,398
	2006	417,340	42,000	169,464	-	181,000	-	53,367	863,171

Adrian Morris(10) Executive Vice President	2008	367,203	34,000	49,986	91,613	214,000	-	49,287	806,089
	2007	361,143	32,000	219,450	-	229,000	-	44,205	885,798
	2006	337,546	40,000	169,464	-	172,000	-	44,565	763,575

Total Compensation	2008	$2,251,334	$247,000	$268,902	$732,902	$1,578,000	$-	$362,637	$5,440,775
	2007	$2,143,337	$198,000	$950,800	$-	$1,426,000	$-	$340,645	$5,058,782
	2006	$2,058,761	$362,000	$737,856	$420,000	$1,068,000	$-	$304,848	$4,951,465

(1)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Bonus column include the portion of the AIP award paid to each named executive officer based on the subjective factor. Amounts paid in connection with the achievement of the Company Performance Targets are reflected in the Non-Equity Incentive Plan Compensation column. All bonuses are paid in the year following the year it is earned. Mr. Barber’s bonus amount for 2006 includes a $100,000 sign-on bonus per his employment agreement.

(2)

Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in the Company on April 22, 2005 at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. As of the grant date, there was no appreciation, so the Class B membership interests grant date fair market value is $0.00. Therefore, the portion vested during 2008, 2007 and 2006, has no value to report. On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, and Morris were awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares vested on March 24, 2008, however they are expensed over the two year period from the grant date to the vesting date and the amount expensed in 2008, 2007 and 2006 is listed.

(3)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in the Company at $0.01 per unit. The fair market value of the membership interests at the grant date is determined by the appreciation of the Company from the point the majority owners invested in the Company. At the grant date, there was appreciation of $69,000,000, so the total 500 Class B membership interests value was $346,212 (0.5% of total appreciation). The amount provided represents the value of the membership interests expensed in 2008, 2007 and 2006. See Note 17—Employee Share-Based Payments to the Company’s audited consolidated financial statements included in Item 8 of this report for a discussion of the assumptions made in the valuation of our stock awards.

(4)

There were stock options awarded on April 24, 2008. Mr. Kaul received 100,000 options and Messrs. Barber, Gaske, Pourmand and Morris all received 25,000 options each. The amount listed is the expense reported utilizing the Black Scholes Model resulting in a single option value of $24.43. There were no stock options awarded during 2007. Mr. Barber was awarded an option to purchase 20,000 restricted shares of HCI’s common stock on March 24, 2006, which immediately vested and expired on December 31, 2006. The amount included for 2006 represents the expense to the Company in 2006. See Note 17—Employee Share-Based Payments to the Company’s audited consolidated financial statements included in Item 8 of this report for a discussion of the assumptions made in the valuation of our option awards.

(5)

The Company awards one bonus to each named executive officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Non-Equity Incentive Plan Compensation column include the portion of the AIP award paid to each named executive officer based on achievement of the Company Performance Targets. Amounts paid based on the subjective factor are reflected in the Bonus column. All non-equity incentive plan compensation is paid in the year following the year it is earned.

(6)

For 2008, Mr. Kaul’s salary includes his salary earned of $620,110 plus $17,260 accrued, but unused paid time off (PTO). For 2007, Mr. Kaul’s salary includes his salary earned of $590,554 plus $17,035 accrued, but unused, paid time off (PTO). For 2006, Mr. Kaul’s salary includes his salary earned of $562,432 plus $14,061 accrued, but unused, PTO. Mr. Kaul’s all other compensation includes the Company matching contributions to our qualified 401(k) plan of $13,800 (for 2008), $13,500 (for 2007) and $13,200 (for 2006) and our non-qualified excess benefit plan of $57,769 (for 2008), $48,748 (for 2007) and $45,156 (for 2006); a car allowance of $15,702 (for 2008), $15,120 (for each of 2007 and 2006); executive medical coverage of $16,757 (for 2008) and $15,008 (for 2007); financial planning services in the amount of $11,089 (for 2008, of which $169 of expense was incurred in 2007 but paid in 2008), $10,500 (for 2007) and $11,046 (for 2006); and a 50% PTO cashout payment in the amount of $5,962.80 (for 2008) and $10,816 (for 2006) for PTO accrued in prior years. Other items (below $10,000/year) include group term life insurance coverage over $50,000, excess medical coverage, personal liability insurance reimbursement, and a credit for long term disability insurance and excess medical coverage (for 2006 only).

(7)

For 2008, Mr. Barber’s salary includes his salary earned of $382,200 plus $151 accrued, but unused paid time off (PTO). For 2007, Mr. Barber’s salary includes his salary earned of $359,800 plus $1,050 accrued, but unused, PTO. For 2006, Mr. Barber’s salary includes his salary earned of $327,117 (partial year) plus $8,149 accrued, but unused, PTO. Mr. Barber’s all other compensation includes the Company matching to the non-qualified excess benefit plan of $24,852 (for 2008) and $18,384 (for 2007); a car allowance of $13,438 (for 2008), $12,940 (for 2007) and $11,945 (partial year for 2006); and Company matching contributions to our qualified 401(k) plan of $12,650 (for 2008) and $12,375 (for 2007). Other items (below $10,000/year) include reimbursement for a management physical (2007 only), the Company’s matching contributions to our qualified 401(k) plan (for 2006 only) and to our non-qualified excess benefit plan (for 2006 only), group term life insurance coverage over $50,000 and a credit for long term disability insurance.

(8)

For 2008, Mr. Gaske’s salary includes his salary earned of $427,003 plus $10,652 accrued, but unused PTO. For 2007, Mr. Gaske’s salary includes his salary earned of $406,640. Mr. Gaske used all of his PTO earned in 2007. For 2006, Mr. Gaske’s salary includes his salary earned of $387,275 plus $4,841 accrued but unused PTO. Mr. Gaske’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,800 (for 2008), $13,500 (for 2007) and $13,056 (for 2006) and to our non-qualified excess benefit plan of $30,999 (for 2008), $38,511 (for 2007) and $23,622 (for 2006); a car allowance of $13,438 (for 2008) and $12,940 (for each of 2007 and 2006); and financial planning services in the amount of $11,089 (for 2008, of which $169 of expense was incurred in 2007 but paid in 2008), $10,651 (for 2007) and $10,719 (for 2006). Other items (below $10,000/year) include reimbursement for a management physical (for 2008 and 2007), a 50% PTO cashout payment for PTO accrued in prior years (for 2006 only), group term life insurance coverage over $50,000, a credit for long term disability insurance and a patent award (for 2006 only).

(9)

For 2008, Mr. Pourmand’s salary includes his salary earned of $426,754. For 2007, Mr. Pourmand’s salary includes his salary earned of $406,411 plus $10,746 accrued but unused PTO ($5,090 of which was used in 2008). For 2006, Mr. Pourmand’s salary includes his salary earned of $394,576 plus $22,764 accrued but unused PTO. Mr. Pourmand’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $13,800 (for 2008), $13,500 (for 2007) and $13,200 (for 2006) and our non-qualified excess benefit plan of $28,403 (for 2008), $24,238 (for 2007) and $22,740 (for 2006) and a car allowance of $13,438 (for 2008) and $12,940 (for each of 2007 and 2006). Other items (below $10,000/year) include group term life insurance coverage over $50,000, reimbursement for a medical physical exam (in 2008, incurred in 2007, and 2006) and a credit for long term disability insurance.

(10)

For 2008, Mr. Morris’ salary includes his salary earned of $367,203. For 2007, Mr. Morris’ salary includes his salary earned of $349,710 plus $11,433 accrued but unused PTO ($6,039 of which was used in 2008). For 2006, Mr. Morris’ salary includes his salary earned of $336,253 plus $1,293 accrued but unused PTO. Mr. Morris’ all other compensation includes the Company’s matching contributions to our non-qualified excess benefit plan of $24,699 (for 2008), $20,171 (for 2007) and $17,521 (for 2006) and a car allowance of $13,438 (for 2008) and $12,940 (for each of 2007 and 2006). Other items (below $10,000/year) include a 50% PTO cashout payment for PTO accrued in prior years (for 2006 only), the matching contributions to our qualified 401(k) plan, group term life insurance coverage over $50,000 and a credit for long term disability insurance.

Employment Agreements

Pradman P. Kaul

The employment agreement between Mr. Kaul and the Company originally was entered into as of April 22, 2005. Mr. Kaul serves as our Chief Executive Officer and Chairman of our Board of Managers and the Chief Executive Officer and President of HCI. HCI assumed Mr. Kaul’s employment agreement effective as of February 3, 2006. Mr. Kaul’s employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Kaul or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Kaul’s employment with HCI would also constitute a termination of his employment with the Company. The agreement provides for an annual base salary ($620,090 for 2008) and a cash bonus target in the amount of a percentage of his annual base salary (100% for 2008), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, Mr. Kaul purchased 1,500 Class B membership interests of the Company at $0.01 per unit. Of the 1,500 Class B membership interests, 750 are subject to time vesting, with 75 of the Class B membership interests vesting on November 1, 2005 and the remaining 675 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Kaul’s continued employment with us. If Mr. Kaul is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 750 Class B membership interests owned by Mr. Kaul are subject to performance vesting with 375 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined below ), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 750 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Grant Barber

The employment agreement between Mr. Barber and HCI was entered into as of February 23, 2006. Mr. Barber serves as our Chief Financial Officer and as Executive Vice President and Chief Financial Officer of HCI. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Barber or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Barber’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Barber provides for an annual base salary ($382,200 for 2008) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2008), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Barber’s employment agreement and his restricted unit purchase agreement, effective as of February 2, 2006, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on August 1, 2006 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on September 1, 2006, subject to Mr. Barber’s continued employment with us. If Mr. Barber is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interest in the Company falls below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting on the earlier of January 24, 2011 or a change of control (as defined above), liquidation, dissolution or winding up of the Company if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting on the earlier of January 24, 2011 or a change of control, liquidation, dissolution or winding up of the Company if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

T. Paul Gaske

The employment agreement between Mr. Gaske and the Company originally was entered into as of April 22, 2005. Mr. Gaske serves as our Executive Vice President, North America and as an Executive Vice President of HCI. HCI assumed Mr. Gaske’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Gaske or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Gaske’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Gaske provides for an annual base salary ($426,983 for 2008) and a cash bonus target in the amount of a percentage of his annual base salary (70% for 2008), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 650 Class B membership interests of the Company at $0.01 per unit. Of the 650 Class B membership interests, 325 are subject to time vesting, with 32.5 of the Class B membership interests vesting on November 1, 2005 and the remaining 292.5 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Gaske’s continued employment with us. If Mr. Gaske is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 325 Class B membership interests are subject to performance vesting with 162.5 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 325 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Bahram Pourmand

The employment agreement between Mr. Pourmand and the Company originally was entered into as of April 22, 2005. Mr. Pourmand serves as our Executive Vice President, International and as an Executive Vice President of HCI. HCI assumed Mr. Pourmand’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Pourmand or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Pourmand’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Pourmand provides for an annual base salary ($426,733 for 2008) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2008), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Pourmand’s continued employment with us. If Mr. Pourmand is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company , HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Adrian Morris

The employment agreement between Mr. Morris and the Company originally was entered into as of April 22, 2005. Mr. Morris serves as our Executive Vice President, Engineering and as an Executive Vice President of HCI. HCI assumed Mr. Morris’ employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Morris or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Morris’ employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Morris provides for an annual base salary ($367,183 for 2008) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2008), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Morris’ employment agreement and his restricted unit purchase agreement, effective as of April 22, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Morris’ continued employment with us. If Mr. Morris is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’S (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Grants of Plan Based Awards

The Compensation Committee approved awards under the HCI 2006 Equity and Incentive Plan (the “Plan”) to each of our named executive officers in 2008. Set forth below is information regarding stock options granted during 2008 under the Plan and information regarding target and maximum bonus awards our named executive officers could earn in 2008 under the AIP.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Shares or Units (#)	All Other Option Awards: Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pradman Kaul		$131,000	$527,000	$791,000	-	-	-	-	100,000	$54.00	$2,443,000
Grant Barber		$49,000	$195,000	$293,000	-	-	-	-	25,000	$54.00	$610,750
Paul Gaske		$63,000	$254,000	$381,000	-	-	-	-	25,000	$54.00	$610,750
Bahram Pourmand		$54,000	$218,000	$327,000	-	-	-	-	25,000	$54.00	$610,750
Adrian Morris		$47,000	$187,000	$281,000	-	-	-	-	25,000	$54.00	$610,750

(1)

Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP).

(2)

Options to purchase HCI common stock were awarded on April 24, 2008 to each of our named executive officers. Mr. Kaul received 100,000 options and Messrs. Barber, Gaske, Pourmand and Morris each received 25,000 options. The amount listed in Grant Date Fair Value of Stock and Option Awards reflects the value of the options ($24.43) as computed by the Black Scholes Model.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Vested ($)
Pradman Kaul(4)	-	100,000	-	$54.00	4/24/2018	213	$475,575	750	$1,678,500
Grant Barber(5)	-	25,000	-	$54.00	4/24/2018	108	$242,450	250	$559,500
T. Paul Gaske(6)	-	25,000	-	$54.00	4/24/2018	92	$205,730	325	$727,350
Bahram Pourmand(7)	-	25,000	-	$54.00	4/24/2018	71	$158,525	250	$559,500
Adrian Morris(8)	-	25,000	-	$54.00	4/24/2018	71	$158,525	250	$559,500

(1)

On April 24, 2008 each of Messrs. Kaul, Barber, Gaske, Pourmand, and Morris were awarded stock options of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These options are subject to time vesting restrictions and vest 50% on April 24, 2010, 25% on April 24, 2011, and 25% on April 24, 2012. The options have an exercise price of $54.00, the closing price of HCI’s common stock on the option grant date.

(2)

The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. The amounts reflected in the Number of Shares or Units of Stock that Have Not Vested column includes the portion of each named executive officer’s membership interests that are subject to time vesting.

(3)

The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. The amounts reflected in the Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested column includes the portion of each named executive officer’s membership interests that are subject to the achievement of performance milestones.

(4)

On April 22, 2005, Mr. Kaul purchased 1500 Class B membership interests in HNS at $0.01 per unit. As of December 31, 2008, Mr. Kaul had 213 time vesting membership interests that had not vested and 750 performance vesting membership interests that had not vested. The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company.

(5)

On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in HNS at $0.01 per unit. As of December 31, 2008, Mr. Barber had 108 time vesting membership interests that had not vested and 250 performance vesting membership interests that had not vested. The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company.

(6)

On April 22, 2005, Mr. Gaske purchased 650 Class B membership interests in HNS at $0.01 per unit. As of December 31, 2008, Mr. Gaske had 92 time vesting membership interests that had not vested and 325 performance vesting membership interests that had not vested. The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company.

(7)

On April 22, 2005, Mr. Pourmand purchased 500 Class B membership interests in HNS at $0.01 per unit. As of December 31, 2008, Mr. Pourmand had 71 time vesting membership interests that had not vested and 250 performance vesting membership interests that had not vested. The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company.

(8)

On April 22, 2005, Mr. Morris purchased 500 Class B membership interests in HNS at $0.01 per unit. As of December 31, 2008, Mr. Morris had 71 time vesting membership interests that had not vested and 250 performance vesting membership interests that had not vested. The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company.

Class B Membership Interests

Our second amended and restated limited liability agreement allows for the issuance of the Company’s Class B membership interests which are entitled to receive a pro rata share of any distributions once the capital contributions of the Class A membership interest holders have been paid in full. As of December 31, 2008, a total of 4,650 Class B membership interests have been issued at par value to certain of our current and former directors and executive officers of the Company and HCI, including our named executive officers, entitling the holders to approximately 4% of any capital distributions resulting from a qualifying transaction. The value of the Class B membership interests is reflected in the Outstanding Equity Awards at Fiscal Year-end Table. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. At the holders’ election, vested Class B membership interests can be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon the exchange would be based upon the fair market value of the vested Class B membership interest divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The issuance of the shares of HCI’s common stock is subject to the authorization of HCI’s Board of Directors and compliance with applicable securities laws. On May 28, 2008, 994 vested Class B membership interests held by our named executive officers were exchanged for 170,083 shares of HCI common stock.

HCI Restricted Stock Grants in 2006

In March 2006, each of our named executive officers was provided with a choice of equity-based award to be granted under the HCI 2006 Equity and Incentive Plan. Each executive could choose to receive either (i) 14,000 restricted shares of our common stock or (ii) 20,000 options to purchase shares of our common stock, with an exercise price of $10.35 and an expiration date of December 31, 2006. The Compensation Committee determined that the value of each alternative was equivalent and provided each named executive officer with the opportunity to choose the appropriate equity-based award based on the executive’s specific circumstances. Each of Messrs. Kaul, Gaske, Pourmand and Morris chose to receive the 14,000 shares of restricted stock and were granted such shares in March 2006. These awards vested on March 24, 2008, the second anniversary of the grant date and are no longer subject to any risk of forfeiture.

Option Exercises and Stock Vested

On March 24, 2008, the 14,000 shares of HCI restricted stock granted to each of Messrs. Kaul, Gaske, Pourmand and Morris, vested pursuant to the terms of the HCI 2006 Equity and Incentive Plan. There were no exercises of stock options by our named executive officers during the year ended December 31, 2008. The following table summarizes the vesting of HNS Class B Membership Interests and HCI restricted stock held by each of our named executive officers during the year ended December 31, 2008.

		Option Awards		Stock Awards
Name	Share Type	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting(1)(2) (#)	Value Realized on Vesting (3) ($)
Pradman Kaul	Restricted Stock			14,000	$674,800
	Class B membership interests			150	$1,017,975
Grant Barber	Class B membership interests			50	$339,325
T. Paul Gaske	Restricted Stock			14,000	$674,800
	Class B membership interests			65	$440,368
Bahram Pourmand	Restricted Stock			14,000	$674,800
	Class B membership interests			50	$339,325
Adrian Morris	Restricted Stock			14,000	$674,800
	Class B membership interests			50	$339,325

(1)

Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in HNS on April 22, 2005 for $0.01 per unit. On February 2, 2005, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. The portion vested in 2008 were 150 membership interests for Mr. Kaul, 65 membership interests for Mr. Gaske and 50 membership interests for Messrs Barber, Pourmand and Morris.

(2)

On March 24, 2006 each of Messrs. Kaul, Gaske, Pourmand, and Morris were awarded 14,000 restricted shares of HCI’s common stock under the HCI 2006 Equity and Incentive Plan. These restricted shares vested on March 24, 2008, the full value realized on the date of vesting is listed under Value Realized on Vesting.

(3)

The fair market value at year end 2008 is determined by the appreciation of HNS from the point the majority owners invested in the Company. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests is deferred until the membership interests are converted into HCI common stock. As such, Messrs Kaul, Gaske, Pourmand and Morris do not realize the value shown on the membership interests they hold until such conversion.

Pension Benefits

None of our named executive officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans sponsored by the Company or HCI.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The following table summarizes non-qualified deferred compensation earned, or contributed by, or on behalf of, each of our named executive officers under our Excess Benefit Plan during the year ended December 31, 2008:

Name	Executive Contributions in 2008 ($)	Registrant Contributions in 2008 ($)	Aggregate Earnings in 2008(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/08 ($)
Pradman Kaul	$86,654	$57,769	$(192,851)	$-	$278,655
Grant Barber	$37,278	$24,852	$(33,456)	$-	$88,063
T. Paul Gaske	$46,498	$30,999	$(90,688)	$-	$173,211
Bahram Pourmand	$75,742	$28,403	$(107,584)	$-	$262,627
Adrian Morris	$65,865	$24,699	$(66,496)	$-	$233,303

(1)	Aggregate earnings are dependent on the investment decisions made by the executive. All earnings are market earnings, and none are preferential or set by the Company or HCI.

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

401(k) Plan

The Company maintains a 401(k) plan intended to permit HCI’s and our employees to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain Internal Revenue Service limits ($15,500 in 2008). Participants who are age 50 or older may elect to make additional contributions, called catch-up contributions, into the plan. Up to $5,000 of catch-up contributions may be made in 2008. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. We do not match catch-up contributions. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan. The plan also permits participants to elect to make contributions on an after-tax basis. Our executive officers, including our named executive officers, are eligible to participate in the 401(k) plan on the same terms as all other employees.

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

For purposes of the following discussion, the employment agreement of each of our named executive officers provides the following definitions:

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

•

Good Reason. Includes any of the following conditions or events without the executive’s prior consent: (i) a material diminution of the executive’s position or responsibilities that is inconsistent with the executive’s title, provided that (a) any change in the executive’s position or responsibilities that occurs as a result of the sale of HCI or its significant assets or (b) any change in the executive’s position or responsibilities pursuant to an internal reorganization, in each case, following which, the executive’s level of position at the Company is not materially diminished shall not give rise to good reason under (i) or (ii); (ii) a material and willful breach by HCI of the employment agreement, (iii) a reduction in the executive’s base salary or the percentage of his base salary eligible as a target bonus; or (iv) a relocation of the executive’s principal place of business more than 50 miles away from the original location.

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

Assuming that Mr. Kaul’s employment was terminated under each of the above circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	$-	$621,000	$-	$-	$-
Without cause, for good reason or non-renewal of agreement by us	$620,090	$621,000	$16,757	$167,850	$10,000
Without good reason non-renewalof agreement by executive	$-	$-	$-	$-	$-
Disability or death	$-	$621,000	$-	$475,575	$-
Change in control	$-	$-	$-	$167,850	$-

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

Mr. Barber’s employment agreement also provides that if Mr. Barber should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Barber or his estate would receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any time vesting Class B membership interests that have not vested as of the date of such an event would vest. Performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met. Assuming that Mr. Barber’s employment was terminated under each of the above circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	$-	$230,000	$-	$-	$-
Without cause, for good reason or non-renewal of agreement by us	$382,200	$230,000	$13,440	$55,950	$10,000
Without good reason non-renewal of agreement by executive	$-	$-	$-	$-	$-
Disability or death	$-	$230,000	$-	$242,450	$-
Change in control	$-	$-	$-	$91,469	$-

(1)

Value of Accelerated Equity was based on the fair market value as of December 31, 2008 for the Class B membership interests. Under Change in Control, Mr. Barber would also vest $35,519 under the Excess Benefit Plan.

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

Assuming that Mr. Gaske’s employment was terminated under each of the above circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	$-	$299,000	$-	$-	$-
Without cause, for good reason or non-renewal of agreement by us	$426,983	$299,000	$13,379	$72,611	$10,000
Without good reason non-renewal of agreement by executive	$-	$-	$-	$-	$-
Disability or death	$-	$299,000	$-	$205,730	$-
Change in control	$-	$-	$-	$72,611	$-

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

Assuming that Mr. Pourmand’s employment was terminated under each of the above circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	$-	$257,000	$-	$-	$-
Without cause, for good reason or non-renewal of agreement by us	$426,733	$257,000	$13,440	$55,950	$10,000
Without good reason non-renewal of agreement by executive	$-	$-	$-	$-	$-
Disability or death	$-	$257,000	$-	$158,525	$-
Change in control	$-	$-	$-	$55,950	$-

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

Assuming that Mr. Morris’ employment was terminated under each of the above circumstances on December 31, 2008, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	$-	$221,000	$-	$-	$-
Without cause, for good reason or non-renewal of agreement by us	$367,183	$221,000	$6,658	$55,950	$10,000
Without good reason non-renewal of agreement by executive	$-	$-	$-	$-	$-
Disability or death	$-	$221,000	$-	$158,525	$-
Change in control	$-	$-	$-	$55,950	$-

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

Compensation Committee Report

The Compensation Committee of HCI’s Board of Directors reviews and either approves, on behalf of our Board of Managers, or recommends to our Board of Managers for approval: (i) the annual salaries and other compensation of our executive officers and (ii) individual stock and stock option grants to each of our executive officers. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Africk is the chairman of the Compensation Committee and the other members of the committee are Messrs. Leddy and Stone. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Managers that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Andrew D. Africk, Chairman
Jeffrey Leddy
Aaron J. Stone

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our Limited Liability Company Agreement, as amended provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. All of our Class A membership interests are owned by Hughes Communications, Inc. (“HCI” or “Parent”). The following table sets forth information regarding the beneficial ownership as of February 27, 2009 of Hughes Network Systems, LLC (“HNS”) Class B membership interests of: (i) each of our executive officers; (ii) each member of our Board of Managers; and (iii) all of our executive officers and members of our Board of Managers as a group. As of February 27, 2009, there were 3,656 Class B membership interests issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Units	Percentage of Class
HNS Class B membership interests	Pradman P. Kaul(1)	1,073	29.35%
HNS Class B membership interests	Grant Barber(2)	400	10.94%
HNS Class B membership interests	T. Paul Gaske(3)	465	12.72%
HNS Class B membership interests	Adrian Morris(4)	359	9.82%
HNS Class B membership interests	Bahram Pourmand(5)	359	9.82%
HNS Class B membership interests	Jeffrey A. Leddy(6)	600	16.41%

HNS Class B membership interests	Members of the board of managers and executive officers as a group (6 persons)	3,256	89.06%

(1)

Consists of 1,073 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Kaul’s employment agreement. Mr. Kaul also owns 8,969 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the HCI 2006 Equity and Incentive Plan (the “Plan”) and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.

(2)

Consists of 400 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Barber’s employment agreement. Mr. Barber also owns 15,000 shares of HCI common stock granted as options he exercised under the Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.

(3)

Consists of 465 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Gaske’s employment agreement. Mr. Gaske also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.

(4)

Consists of 359 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Morris’ employment agreement. Mr. Morris also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.

(5)

Consists of 359 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Pourmand’s employment agreement. Mr. Pourmand also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.

(6)

Consists of 600 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in a restricted unit purchase agreement between Mr. Leddy and us. Mr. Leddy also owns 100,000 shares of HCI common stock including vested options to purchase 20,000 shares of HCI common stock and 15,000 shares of HCI common stock granted as retricted stock under the Plan.

Our executive officers and members of our Board of Managers also own shares of the common stock of our Parent. The following table sets forth information regarding the beneficial ownership as of February 27, 2009 of HCI’s common stock of (i) each of our executive officers, (ii) each member of our Board of Managers and (iii) all of our executive officers and members of our Board of Managers as a group. As of February 27, 2009, there were 21,514,520 shares of HCI’s common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
HCI Common Stock	Pradman P. Kaul(1)	9,032	*
HCI Common Stock	Grant Barber(2)	15,111	*
HCI Common Stock	T. Paul Gaske(3)	9,406	*
HCI Common Stock	Adrian Morris(4)	9,477	*
HCI Common Stock	Bahram Pourmand(5)	9,477	*
HCI Common Stock	Andrew Africk(6)	50,000	*
HCI Common Stock	Aaron Stone(7)	37,500	*
HCI Common Stock	Jeffrey A. Leddy(8)	100,000	*

HCI Common Stock	Members of the board of managers and
	executive officers as a group (8 persons)	240,003	1.1%

*	Indicates beneficial ownership of less than 1%.
(1)

Consists of 8,969 shares, net of shares withheld for taxes payment, of HCI common stock granted as restricted stock under the Plan and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Kaul also owns 1,073 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.

(2)

Consists of 15,000 shares of HCI’ common stock granted as options he exercised under the HCI Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Barber also owns 400 HNS Class B membership interests, which are subject to time vesting requirements as set forth in his employment agreement with us.

(3)

Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Gaske also owns 465 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.

(4)

Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Morris also owns 359 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.

(5)

Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Pourmand also owns 359 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.

(6)

Includes options to purchase 3,750 shares of HCI’s common stock, which are currently exercisable, and 25,000 shares of restricted stock granted under the HCI Plan. Andrew Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.

(7)

Includes options to purchase 12,500 shares of our common stock which are currently exercisable and 25,000 shares of restricted stock granted under the Plan. Aaron Stone is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.

(8)	Includes options to purchase 20,000 shares of HCI’s common stock that are currently exercisable and 15,000 shares of HCI common stock granted as restricted stock under the Plan.

The amounts and percentages of voting membership interests beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the “SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

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
Equity compensation plans approve by security holders:
Hughes Network Systems, LLC Bonus Unit Plan(1)
Equity compensation plans not approved by security holders:
None

Total

(1)

In July 2005, the Company adopted an incentive plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units were granted to certain employees. The bonus units provide for time vesting and are subject to a participant’s continued employment with us at the time of predetermined exchange dates. The number of HCI’s common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of our common stock for the 20 business days immediately preceding the date of the exchange.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Management and Advisory Services Agreement with Hughes Communications, Inc.

On March 27, 2006, we entered into a management and advisory services agreement with our parent company, Hughes Communications, Inc. (“ HCI”). Under this agreement, HCI provides us, through its officers and employees, with general support, advisory and consulting services in relation to our business. Under the agreement, we paid a quarterly fee of $250,000 for these services. In addition, we reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain executives plus a 2% service fee. We amended the management and advisory services agreement, effective from January 1, 2007, to eliminate the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged.

Sponsor Investment

Prior to February 4, 2008, Apollo Management, L.P. and its affiliates (collectively “Apollo”) owned, directly or indirectly, 23% of Intelsat Holdings Limited (“Intelsat”), which owns 100% of Intelsat, Ltd. We lease satellite transponder capacity from Intelsat. In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat; therefore, Intelsat is no longer related to us as of that date.

As of December 31, 2008, Apollo owned, directly or indirectly 95% of Smart & Final. We provide VSAT products and services to Smart & Final. For the year ended December 31, 2008, Smart & Final paid $1.0 million to us for these services.

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

On December 22, 2005, we entered into a master software development agreement with Hughes Systique, allowing us to issue mutually agreed statements of work to Hughes Systique for software development services. For the year ended December 31, 2008, we paid $9.0 million to Hughes Systique for their services.

The founders of Hughes Systique include our Chief Executive Officer (“CEO”) and President and certain former employees of the HCI, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. On January 9, 2008, HCI invested an additional $1.5 million in the common equity of Hughes Systique. As a result, at December 31, 2008, on an undiluted basis, HCI owned approximately 31.8% of the outstanding shares of Hughes Systique and our CEO and President and Pradeep Kaul owned an aggregate of approximately 17.3% of the outstanding shares of Hughes Systique. In addition, our CEO and President and a member of our Board of Managers and HCI’s Board of Directors, Jeffrey A. Leddy, serve on the board of directors of Hughes Systique.

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

Agreement with 95 West Co. Inc.

In July 2006, we entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC., (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate our SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. MLH owns a controlling interest in 95 West Co. MLH is controlled by an affiliate of Apollo, HCI’s controlling stockholder. Jeffrey Leddy, a member of our Board of Managers and a member of the HCI board of directors, is a director and the general manager of MLH, the CEO and President of 95 West Co., and also owns a small interest in each of 95 West Co. and MLH. Andrew Africk, a member of our Board of Managers and a member of the HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay 95 West Co. $9.3 million in annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016 for the use of the orbital positions, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2008, we paid 95 West Co. $0.75 million.

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

In January 2008, we entered into an agreement with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we shall serve as the exclusive manufacturer and supplier of TCUs for HTI. The total development phase of the agreement is currently valued at approximately $38.5 million. During the year ended December 31, 2008, we received $26.9 million from HTI for development services and equipment.

HTI is controlled by an Apollo affiliate. Apollo owns a controlling interest in our parent. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owned approximately 1.0% of the equity of HTI as of December 31, 2008. In addition, Andrew Africk, a member of our Board of Managers and HCI’s Board of Directors, is a director of HTI and a senior partner of Apollo.

Board of Managers Member Independence

The Company is not a listed issuer under applicable Securities and Exchange Commission rules and therefore is not subject to any independence rules of a national securities exchange or inter-dealer quotation system. All of our Class A membership interests are owned by our Parent. Our Board of Managers has determined that none of the members of our Board of Managers are independent as defined in the NASDAQ rules and regulations to which our Parent is subject. Pursuant to our second amended and restated limited liability agreement, only the holders of our Class A membership interests are entitled to vote as holders of interests in the Company. We rely on the controlled company exception contained in NASDAQ Marketplace Rule 4350 for exception from the independence requirements related to the majority of our Board of Managers. Pursuant to NASDAQ Marketplace Rule 4350, a company of which more than 50% of the voting power is held by an individual, a group or another company is exempt from the requirements that its board of directors consist of a majority of independent directors. Because 100% of our voting power is held by our Parent, we are exempt from the independence requirements under NASDAQ.

Item 14.	Principal Accountant Fees and Services

For the years ended December 31, 2008 and 2007, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”). Audit and audit-related fees aggregated $1,462,000 and $1,438,000 for the years ended December 31, 2008 and 2007, respectively and were composed of the following:

•

Audit Fees—The aggregate fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $1,462,000 in 2008 and $1,428,000 in 2007.

•

Audit-Related Fees—The aggregate fees billed for audit-related services for the year ended December 31, 2007 was $10,000. These fees relate to comfort letters, due diligence and consultation provided in connection with debt offerings and registration statements. There were no audit-related fees in 2008.

In addition, fees paid to Deloitte & Touche for tax services and all other service were as follows:

•

Tax Fees—The aggregate fees billed for tax services for the years ended December 31, 2008 and 2007, were $19,000 and $36,000, respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in both 2008 and 2007.

•

All Other Fees—The aggregate fees for services not included above were $59,000 and $0 respectively, for the years ended December 31, 2008 and 2007. These fees relate to consultation on accounting, financial and regulatory reporting matters in Europe for 2008.

Audit Committee Approval Policy

The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit-related, internal control-related, tax and permissible non-audit services to be provided to the Company by our independent accountants. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year. All fees paid to Deloitte & Touche for the years ended December 31, 2008 and 2007 were pre-approved by the Audit Committee in accordance with these policies.

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

Based upon the Committee’s discussions with management and the independent registered public accounting firm and the Committee’s review of the representations of management and the reports of the independent registered public accounting firm to the Committee, the Committee recommended that the Board of Managers include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

AUDIT COMMITTEE Aaron J. Stone Jeffrey A. Leddy

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006	124
	3.	Exhibits	See below

Exhibit Number	Description
3.1	Certificate of Formation of Hughes Network Systems, LLC filed in the State of Delaware on November 12, 2004 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.2	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.3	Certificate of Incorporation of HNS Finance Corp. filed in the State of Delaware on March 27, 2006 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.4	By-laws of HNS Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.5	Certificate of Incorporation of Hughes Network Systems International Service Company filed in the State of Delaware on April 27, 1990, including all amendments thereto and as last amended on June 12, 1990 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.6	By-laws of Hughes Network Systems International Service Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.7	Certificate of Formation of HNS Real Estate, LLC filed in the State of Delaware on April 19, 2005 (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.8	Amended and Restated Limited Liability Company Agreement of HNS Real Estate, LLC, dated April 22, 2005 (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.9	Certificate of Incorporation of HNS-India VSAT, Inc. filed in the State of Delaware on November 15, 1991 (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.10	By-laws of HNS-India VSAT, Inc. (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.11	Certificate of Incorporation of HNS-Shanghai, Inc. filed in the State of Delaware on October 9, 1990, including all amendments thereto and as last amended on May 23, 1994 (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

3.12	By-laws of HNS-Shanghai, Inc. (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006).

Exhibit Number	Description
4.1	Indenture, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.2	Supplemental Indenture No. 1, dated as of May 6, 2008, among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in the Indenture) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 7, 2008).

4.3	Registration Rights Agreement, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., the guarantors listed on Schedule I thereto, Bear, Stearns & Co., Inc, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.4	Form of 9 1/2% Senior Note due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.1	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.2	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.3	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.4	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.5	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.6	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

10.7	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.8	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).

Exhibit Number	Description
10.9	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.10	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.11	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.12	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).

10.13	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.15	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.16	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.18	Amendment No. 1 to Restricted Unit Purchase Agreement dated December 15, 2006 between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed December 19, 2006)

10.19	Credit Agreement dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp., as co borrowers, the lenders party thereto, Bear Stearns Corporate Lending Inc. and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2070.

10.20	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007).

10.21	Hughes Network System, LLC Long Term Cash Incentive Retention Program (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Hughes Network Systems, LLC filed May 7, 2008).

12*	Statement of computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries of Hughes Network Systems, LLC.

31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedule

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2008, 2007 and 2006

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(In thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2008	$9,060	$15,198	$-	$(14,707)	$9,551
Year ended December 31, 2007	$10,158	$11,405	$-	$(12,503)	$9,060
Year ended December 31, 2006	$12,534	$23,908	$-	$(26,284)	$10,158

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2009	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ GRANT A. BARBER

	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ PRADMAN P. KAUL	Chief Executive Officer, President	March 5, 2009
Pradman P. Kaul	and Chairman of the Board of Managers (Principal Executive Officer)

/s/ GRANT A. BARBER	Executive Vice President and Chief Financial Officer	March 5, 2009
Grant A. Barber	(Principal Financial Officer)

/s/ THOMAS J. MCELROY	Senior Vice President, Controller and Chief	March 5, 2009
Thomas J. McElroy	Accounting Officer

/s/ JEFFREY A. LEDDY	Member of the Board of Managers	March 5, 2009
Jeffrey A. Leddy

/s/ ANDREW D. AFRICK	Member of the Board of Managers	March 5, 2009
Andrew D. Africk

/s/ AARON J. STONE	Member of the Board of Managers	March 5, 2009
Aaron J. Stone