Form 10-Q
period 2009-06-30
Hughes Network Systems, LLC
filed 2009-08-07
CIK 1376567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of the registrant's membership interests outstanding as of August 3, 2009 was as follows:

Class A Membership Interests:         95,000
Class B Membership Interests:           3,656

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$224,396	$100,262
Receivables, net	184,948	200,259
Inventories	66,646	65,485
Prepaid expenses and other	22,792	20,425
Total current assets	498,782	386,431
Property, net	525,593	507,270
Capitalized software costs, net	52,134	51,454
Intangible assets, net	17,009	19,780
Goodwill	2,661	2,661
Other assets	65,902	112,511
Total assets	$1,162,081	$1,080,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$84,909	$80,667
Short-term debt	7,293	8,252
Accrued liabilities	137,215	156,796
Due to affiliates	8,317	2,619
Total current liabilities	237,734	248,334
Long-term debt	715,001	578,298
Other long-term liabilities	10,686	18,005
Total liabilities	963,421	844,637
Commitments and contingencies
Equity:
Hughes Network Systems, LLC ("HNS") equity:
Class A membership interests	177,864	177,425
Class B membership interests	-	-
Retained earnings	30,435	80,999
Accumulated other comprehensive loss	(15,201)	(27,586)
Total HNS' equity	193,098	230,838
Noncontrolling interest	5,562	4,632
Total equity	198,660	235,470
Total liabilities and equity	$1,162,081	$1,080,107

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Services revenues	$172,662	$149,124	$334,566	$297,881
Hardware sales	82,444	116,366	160,294	204,629
Total revenues	255,106	265,490	494,860	502,510
Operating costs and expenses:
Cost of services	111,092	101,684	217,638	195,887
Cost of hardware products sold	77,283	97,541	151,488	174,339
Selling, general and administrative	44,301	40,273	88,098	88,564
Loss on impairment	44,400	-	44,400	-
Research and development	5,698	7,176	11,049	13,252
Amortization of intangible assets	1,386	1,667	2,771	3,275
Total operating costs and expenses	284,160	248,341	515,444	475,317
Operating income (loss)	(29,054)	17,149	(20,584)	27,193
Other income (expense):
Interest expense	(15,550)	(13,902)	(29,379)	(23,210)
Interest income	170	547	397	1,903
Other income (loss), net	(364)	58	(364)	89
Income (loss) before income tax (expense) benefit	(44,798)	3,852	(49,930)	5,975
Income tax (expense) benefit	(462)	(1,184)	206	(1,813)
Net income (loss)	(45,260)	2,668	(49,724)	4,162
Net income attributable to the noncontrolling interest	(450)	(34)	(840)	(70)
Net income (loss) attributable to HNS	$(45,710)	$2,634	$(50,564)	$4,092

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	HNS Owners' Equity
			Accumulated
	Class A and B		Other
	Membership	Retained	Comprehensive	Noncontrolling
	Interests	Earnings	Loss	Interest	Total
Balance at December 31, 2008	$177,425	$80,999	$(27,586)	$4,632	$235,470
Shared-based compensation	439	-	-	-	439
Comprehensive income:
Net income (loss)	-	(50,564)	-	840	(49,724)
Foreign currency translation adjustments			5,052	90	5,142
Reclassification of realized loss on hedging instruments			1,965	-	1,965
Unrealized gain on hedging instruments			5,368	-	5,368
Balance at June 30, 2009	$177,864	$30,435	$(15,201)	$5,562	$198,660

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(49,724)	$4,162
Adjustments to reconcile net income (loss) to cash flows
from operating activities:
Depreciation and amortization	46,079	30,115
Amortization of debt issuance costs	891	695
Equity plan compensation expense	439	153
Loss on impairment	44,400	-
Other	363	5
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	18,720	12,253
Inventories	(169)	(13,884)
Prepaid expenses and other	4,591	(8,293)
Accounts payable	5,592	5,690
Accrued liabilities and other	(15,419)	(17,116)
Net cash provided by operating activities	55,763	13,780
Cash flows from investing activities:
Change in restricted cash	51	(597)
Proceeds from sales of marketable securities	-	3,000
Expenditures for property	(53,296)	(43,842)
Expenditures for capitalized software	(7,762)	(7,079)
Proceeds from sale of property	93	63
Acquisition of Helius, Inc., net of cash received	-	(10,540)
Net cash used in investing activities	(60,914)	(58,995)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	(78)	661
Long-term debt borrowings	141,107	2,099
Repayment of long-term debt	(5,503)	(8,895)
Debt issuance costs	(4,500)	-
Net cash provided by (used in) financing activities	131,026	(6,135)
Effect of exchange rate changes on cash and cash equivalents	(1,741)	2,966
Net increase (decrease) in cash and cash equivalents	124,134	(48,384)
Cash and cash equivalents at beginning of the period	100,262	129,227
Cash and cash equivalents at end of the period	$224,396	$80,843
Supplemental cash flow information:
Cash paid for interest	$26,588	$26,989
Cash paid for income taxes	$2,427	$1,711

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of June 30, 2009, there were 95,000 Class A membership interests outstanding and 3,656 Class B membership interests outstanding.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R), “Consolidation of Variable Interest Entities”. Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and six months ended June 30, 2009 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our latest audited consolidated financial statements and the notes thereto included in our Registration Statement on Form S-4/A filed with the SEC on July 17, 2009 (File number 333-160307-06). Our latest audited consolidated financial statements contained in our Registration Statement on Form S-4/A differ from those contained in our Annual Report on Form 10-K for the year ended December 31, 2008 in that they have been retrospectively adjusted to reflect the Company's adoption of SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements-an amendment of ARB No. 51,” effective January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial condition, results of operations or cash flows. However, it impacted the presentation and disclosure of noncontrolling interests on the Company’s consolidated financial statements. As a result, certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated. The Company has evaluated its subsequent events through August 6, 2009.

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

New Accounting Pronouncements

In July 2009, the FASB Accounting Standards CodificationTM (the “Codification”) was released, changing the way accounting standards are organized. The Codification serves as the single source of authoritative GAAP. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance, including original pronouncements of the FASB, EITF abstracts, and other accounting literature (“Current GAAP”). The Codification eliminates this hierarchy and replaces Current GAAP (other than rules and interpretive releases of the SEC), as used by all nongovernmental entities, with two levels of literature: authoritative and non-authoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends the consolidation guidance of FIN 46(R) and improves financial reporting requirements by enterprises involved with variable interest entities. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. Early adoption is prohibited. Accordingly, we will comply with this Statement for any transactions involving variable interest entities on or after January 1, 2010.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” The objective of this Statement is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. The adoption of SFAS No. 165 in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance: i) for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased and ii) how to identify whether a transaction is distressed or forced. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring greater consistency to the timing of impairment recognition and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s results of operations, financial position, or cash flow.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” related to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for reporting periods ending after June 15, 2009. The adoption of this FSP in the current period did not have a material impact on the Company’s disclosures about the fair values of financial instruments.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Company adopted SFAS No. 160 on January 1, 2009 and as a result, certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

Note 2:	Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment according to SFAS No. 141, “Business Combinations.” However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill. As of June 30, 2009, the Company performed an evaluation on Helius’ operating results and expects that Helius will not meet the Performance Goals. As a result, we do not expect to pay the Contingent Payment.

The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with SFAS No. 141. We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008.

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

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets at the acquisition date were as follows (in thousands):

	Weighted Average Useful Lives (years)	Amount
Customer relationships	8	$4,260
Patented technology	8	2,870
Trademarks	2	470
Total amortizable intangible assets	7.63	$7,600

For the three and six months ended June 30, 2008 (since the acquisition date), Helius’ revenues were $2.1 million and $3.6 million, respectively. The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’ results of operations were not material to the Company’s consolidated financial statements.

Note 3:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade receivables	$162,312	$177,684
Contracts in process	33,370	30,412
Other receivables	1,918	1,714
Total receivables	197,600	209,810
Allowance for doubtful accounts	(12,652)	(9,551)
Total receivables, net	$184,948	$200,259

Trade receivables included $6.7 million and $6.8 million of amounts due from affiliates at June 30, 2009 and December 31, 2008, respectively. Advances and progress billings offset against contracts in process amounted to $16.4 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4:	Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Production materials and supplies	$9,285	$10,268
Work in process	16,856	12,445
Finished goods	40,505	42,772
Total inventories	$66,646	$65,485

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

Note 5:	Property, Net

Property, net consisted of the following (dollars in thousands):

	Estimated Useful Lives	June 30,	December 31,
	(years)	2009	2008
Land and improvements	10	$5,873	$5,871
Buildings and leasehold improvements	2 - 30	29,164	28,090
Satellite related assets	15	380,394	380,394
Machinery and equipment	1 - 7	195,353	134,544
VSAT operating lease hardware	2 - 5	38,844	42,741
Furniture and fixtures	7	1,466	1,092
Construction in progress		17,335	25,180
Total property		668,429	617,912
Accumulated depreciation		(142,836)	(110,642)
Total property, net		$525,593	$507,270

Satellite related assets primarily consist of SPACEWAYTM 3 (“SPACEWAY 3”), a next generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

We capitalized no interest related to the construction of SPACEWAY 3 in 2009 and for the three months ended June 30, 2008 as we placed the satellite into service in April 2008. We recorded $4.8 million of capitalized interest in the first quarter of 2008.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
June 30, 2009:
Backlog and customer relationships	4 - 8	$22,092	$(14,485)	$7,607
Patented technology and trademarks	2 - 10	16,393	(6,991)	9,402
Total intangible assets, net		$38,485	$(21,476)	$17,009
December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382
Total intangible assets, net		$38,485	$(18,705)	$19,780

We amortize the recorded values of our intangible assets over their estimated useful lives. We recorded amortization expense of $1.4 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $2.8 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.

Estimated future amortization expense at June 30, 2009 was as follows (in thousands):

Amount
Remaining six months ending December 31, 2009	$2,770
Year ending December 31,
2010	2,920
2011	2,902
2012	2,902
2013	2,902
2014	1,270
Thereafter	1,343
Total estimated future amortization expense	$17,009

Note 7:	Other Assets

Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Subscriber acquisition costs	$36,708	$43,361
Debt issuance costs	13,921	10,312
Other	15,273	14,438
Sea Launch deposit	-	44,400
Total other assets	$65,902	$112,511

In June 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket failure that occurred in January 2007, the launch of our SPACEWAY 3 satellite was substantially delayed. In anticipation of receiving a full refund of $44.4 million in payments (the “Deposit”) made to Sea Launch, we recorded $44.4 million in “Other assets” in June 2007. In March 2009, we received an arbitral award against Sea Launch entitling the

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company to a refund of the Deposit, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment in full of the Deposit.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. The Company evaluates the Deposit for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Sea Launch is a private company and the evaluation has historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company determined that the value of the Deposit was impaired and recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairment” included in the accompanying unaudited Condensed Consolidated Statements of Operations.

Note 8:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		June 30,	December 31,
	Interest Rates	2009	2008
VSAT hardware financing	8.00% - 15.00%	$3,097	$4,864
Revolving bank borrowings	8.25% - 18.00%	2,503	2,432
Term loans	13.75% - 14.44%	1,120	206
Capital lease and other	6.00% - 39.60%	573	750
Total short term borrowings and current
portion of long-term debt		$7,293	$8,252

As of June 30, 2009, the Company had $2.5 million of outstanding revolving bank borrowings, which were obtained by our subsidiary in India under revolving lines of credit with several local banks and which had a weighted average variable interest rate of 12.61%. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under the revolving lines of credit was $0.9 million as of June 30, 2009.

Long-term debt consisted of the following (dollars in thousands):

		June 30,	December 31,
	Interest Rates	2009	2008
Senior Notes(1)	9.50%	$586,823	$450,000
Term loans	7.62% - 14.44%	116,467	115,000
VSAT hardware financing	8.00% - 15.00%	6,708	8,038
Capital lease and other	6.00% - 39.60%	5,003	5,260
Total long-term debt		$715,001	$578,298
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On May 27, 2009, the Company completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. The Company received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, the Company entered into a registration rights agreement requiring it to complete a registered exchange offer relating to the 2009 Senior

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes within 360 days after May 27, 2009. The Company filed a registration statement relating to the exchange offer for the 2009 Senior Notes pursuant to the registration rights agreement which was declared effective by the SEC on July 17, 2009, at which time the Company commenced an exchange offer for the 2009 Senior Notes. The expiration date for the exchange offer is August 14, 2009, unless extended. As of June 30, 2009, the Company had recorded $3.0 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

The $450 million senior notes (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2009 and December 31, 2008, the Company had recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes.

The Company has a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility, if any, is based on, at the Company’s option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. For the six months ended June 30, 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of June 30, 2009, the Revolving Credit Facility had total outstanding letters of credit of $2.9 million and an available borrowing capacity of $47.1 million.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of June 30, 2009 and December 31, 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was each $0.8 million.

Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of June 30, 2009.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 14—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of June 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 and 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 9:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, the Company entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company accounts for the Swap Agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recorded an unrealized gain, net of realized loss reclassified into earnings, of $2.8 million and $7.3 million for the three months and six months ended June 30, 2009, respectively, and of $5.6 million and $0.4 million, respectively, for the comparable periods in 2008 in other comprehensive income (loss) associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. For the three months ended June 30, 2009 and 2008, we recorded $2.3 million and $2.2 million, respectively, of interest expense on the Term Loan Facility. For each of the six months ended June 30, 2009 and 2008, we recorded $4.5 million of interest expense on the Term Loan Facility.

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

Financial assets and financial liabilities recorded at fair value on a recurring basis, effective January 1, 2008, and non-financial assets and non-financial liabilities recorded at fair value on a non-recurring basis, effective January 1, 2009, on our unaudited condensed consolidated balance sheet were categorized based on the priority of the inputs used in the valuation technique to measure fair value. SFAS No. 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In determining fair value, the Company uses various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of June 30, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes and the interest rate swap on the Term Loan Facility as described below, approximated their respective fair values.

As described in Note 7—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the current quarter as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations.

We measured the fair value of our Senior Notes utilizing Level 1 inputs by using quoted market prices for recent market transactions on the Senior Notes. As of June 30, 2009, the carrying value and the fair value of the 2006 Senior Notes were $450.0 million and $441.0 million, respectively, and the carrying value and the fair value of the 2009 Senior Notes were $150.0 million and $147.0 million, respectively.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum. To mitigate the variable interest rate risk, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Company adjusts the value of the interest rate swap on a quarterly basis. As of June 30, 2009, the fair value of the interest rate swap was a $10.1 million liability, included in “Other long-term liabilities” in the accompanying unaudited Condensed Consolidated Balance Sheets, and was within Level 2 of the fair value hierarchy.

Note 11:	Income Taxes

The Company is a limited liability company and has elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes of the Company (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class A membership interests; and therefore, our activity is reported on our Parent’s income tax returns. Under the terms of the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), DIRECTV retained the domestic tax benefits of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations. For the three and six months ended June 30, 2009, we recorded a net income tax expense of $0.5 million and a net income tax benefit of $0.2 million, respectively, which is attributable to an income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. For the three and six months ended June 30, 2008, we recorded $1.2 million and $1.8 million, respectively, of income tax expense.

For the three and six months ended June 30, 2009, certain of our foreign subsidiaries utilized $0.5 million and $1.8 million, respectively, of their respective net operating loss carry-forwards. Since they have not met the “more likely than not” criteria of SFAS No. 109, “Accounting for Income Taxes”, they maintain a full valuation allowance on their deferred tax assets as of June 30, 2009. Upon the Company’s adoption of SFAS No. 141(R), “Business Combinations”, on January 1, 2009, any benefit realized from the reversal of the U.K. and German valuation allowance associated with the utilization of their respective deferred tax assets will be recorded as a reduction to income tax expense.

For the six months ended June 30, 2009, we did not identify any significant uncertain tax positions. As a result, we did not accrue any interest or penalties associated with uncertain tax positions. We recognize interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the Condensed Consolidated Statements of Operations. We do not believe that the unrecognized tax benefits will significantly increase or decrease within

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States – Federal	1994 and forward
United States – Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 12:	Employee Share-Based Payments

HCI’s 2006 Equity and Incentive Plan

In January 2006, HCI’s Board of Directors approved the HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of HCI and its subsidiaries who are selected by HCI’s Compensation Committee for participation in the Plan. The Company recorded compensation expense related to the restricted stock awards, issued to our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had $4.2 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 1.77 years.

Summaries of non-vested restricted stock awards, excluding awards issued to HCI’s directors, and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	144,100	$47.41
Forfeited	(3,800)	$46.45
Vested	(1,100)	$48.13
Non-vested at June 30, 2009	139,200	$47.43

For the six months ended June 30, 2009, no restricted stock awards were granted to our employees. For the six months ended June 30, 2008, the weighted average grant-date fair value of restricted stock awards granted was $48.58 per share. The total fair value of shares vested for the six months ended June 30, 2009 and 2008 were minimal and $1.8 million, respectively.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Non-vested at June 30, 2009	12,350	$34.04

The weighted average grant-date fair value of restricted stock units granted for the six months ended June 30, 2009 was $8.82 per unit. None of the restricted stock units vested during the six months ended June 30, 2009. None of the restricted stock units were granted or vested during the six months ended June 30, 2008.

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

Since HCI became a public registrant in February 2006 and does not have sufficient history to measure expected volatility using its own stock price history and does not have the history to compute the expected term of the stock options, HCI utilized an average volatility based on a group of companies identified as its peers until such time that HCI has adequate stock history of its own. HCI estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as HCI has not, nor does it currently plan to, issue dividends to its shareholders.

On March 19, 2009, HCI offered eligible participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Option”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The key assumptions for the option awards are as follows:

Six Months Ended
June 30, 2009
Volatility range	47.92% — 55.00%
Weighted-average volatility	47.98%
Expected term	5 years
Risk-free interest rate range	1.50% — 1.71%
Weighted-average risk-free interest rate	1.71%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Forfeited or expired	(500)	$54.00
Outstanding at March 31, 2009	551,900	$53.67	9.07	$-
Retired	(546,900)	$54.00
Granted	546,900	$14.47	9.80	$-
Forfeited or expired	(1,800)	$14.47
Outstanding at June 30, 2009	550,100	$14.49	9.80	$4,586
Vested and expected to vest at June 30, 2009	495,090	$14.49	9.80	$4,127
Exercisable at June 30, 2009	-	$-
* In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. The Company recorded $0.9 million and $1.7 million, respectively, of compensation expense for the three and six months ended June 30, 2009, and $10.9 million remained unrecognized at June 30, 2009 for non-vested stock options, which are expected to be recognized over a weighted average period of 3.8 years. No stock options vested during the current quarter.

Bonus Unit Plan

In July 2005, the Company adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units of the Company were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by the Company at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of HCI’s common stock. The number of HCI’s common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of the Company’s net equity at the time of the grant.

On September 19, 2008, the Company issued 310,000 bonus units to certain employees of the Company pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to SFAS No. 123(R), the Company amortizes the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the three and six months ended June 30, 2009, the Company recognized $0.2 million and $0.4 million, respectively, of compensation expense. The Company recognized minimal compensation expense for the three months ended June 30, 2008 and $0.1 million for the six months ended June 30,

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2008. There were no bonus units granted or forfeited during the three and six months ended June 30, 2009. As of June 30, 2009, there were 2.5 million non-vested bonus units outstanding.

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. Pursuant to SFAS No. 123, the Company determined that the Class B membership interests had nominal value at the date of grant, and minimal compensation expense was recorded for each of the three and six months ended June 30, 2009 and 2008. There were no Class B membership interests granted or forfeited during the three and six months ended June 30, 2009. As of June 30, 2009, there were 3,656 outstanding Class B membership interests.

Note 13:	Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between DIRECTV and SkyTerra, the Company established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a one-time employee retention program, which was designed to retain a select group of employees chosen by the Company’s senior management. The Retention Program provides that participants, none of which are members of our executive management, will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by the Company on the vesting date of April 22, 2009 and (ii) the Company successfully attains its earnings goal for 2008.

In accordance with the Retention Program, the Company established the earnings goal in March 2008, which was equivalent to its planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating the Company’s covenant compliance under its credit agreements and the indentures governing the Senior Notes. The Company successfully attained 100% of its Adjusted EBITDA goal for 2008. The Company paid $14.1 million to participants under the Retention Program on April 24, 2009. On July 30, 2009, the Company paid an additional $0.6 million of compensation expense to participants under the Retention Program.

Note 14:	Transactions with Related Parties

In the ordinary course of our operations, we enter into transactions with related parties to purchase and/or sell telecommunications services, equipment, and inventory. Related parties include all entities that are controlled by Apollo Management, L.P. and its affiliates (collectively “Apollo”), our Parent’s controlling stockholder.

Hughes Communications, Inc.

We have a management and advisory services agreement with HCI, our Parent, pursuant to which HCI agrees to provide us, through its officers and employees, general support, advisory, and consulting services in relation to our business. Pursuant to the agreement, we reimburse HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain HCI executives plus a 2% service fee. On March 12, 2009, we transferred $13.0 million of receivables that Hughes Telematics, Inc. (“HTI”) owed to us to our Parent for $13.0 million in cash.

Smart & Final, Inc. (“Smart & Final”)

As of June 30, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide broadband products and services to Smart & Final.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired equity investments in Hughes Systique Series A preferred shares (“HSC Preferred Shares”) of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of June 30, 2009, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

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

95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffery A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of June 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 8—Short Term and Long-Term Debt.

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

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby we agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described below, our obligations to HTI and its customer expired when HTI became a public company with an initial market capitalization value greater than $300.0 million.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, wherein HTI became a publicly traded company, HCI’s HTI Preferred Stock was converted into HTI common stock (“HTI Shares”). There are certain restrictions and/or earn-out provisions applicable to the HTI Shares pursuant to the Merger agreement. If the full earn-out is achieved, HCI’s investment could represent approximately 3.8% of HTI’s outstanding common stock.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of June 30, 2009. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Other

Certain members of our Board of Managers and officers serve on the boards of directors of some of our affiliates. In some cases, such members have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ boards of directors.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales:
HTI	$7,660	$6,085	$14,728	$12,192
Smart & Final	114	208	266	415
Total sales	$7,774	$6,293	$14,994	$12,607
Purchases:
Hughes Systique	$2,637	$1,752	$4,881	$3,783
HCI	2,314	1,963	4,509	3,700
95 West Co.	-	750	-	750
Intelsat(1)	-	-	-	10,074
Total purchases	$4,951	$4,465	$9,390	$18,307
(1) Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Due from related parties:
HTI	$6,662	$6,734
Smart & Final	49	30
Total due from related parties	$6,711	$6,764
Due to related parties:
HCI	$6,383	$1,112
Hughes Systique	1,934	1,507
Total due to related parties	$8,317	$2,619

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15:	Segment Data

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

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America Broadband	International Broadband	Telecom Systems	Corporate	Consolidated
As of or For the Three Months Ended June 30, 2009
Revenues	$175,242	$50,520	$29,344	$-	$255,106
Operating income (loss)	$(36,770)	$5,105	$2,611	$-	$(29,054)
Depreciation and amortization	$20,237	$3,008	$974	$-	$24,219
Assets	$642,672	$177,772	$61,678	$279,959	$1,162,081
Capital expenditures	$21,487	$6,589	$361	$1,605	$30,042
As of or For the Three Months Ended June 30, 2008
Revenues	$161,241	$65,469	$38,780	$-	$265,490
Operating income	$3,271	$7,267	$6,611	$-	$17,149
Depreciation and amortization	$16,153	$2,275	$977	$-	$19,405
Assets	$638,410	$212,873	$66,462	$175,416	$1,093,161
Capital expenditures	$19,274	$1,707	$814	$2,796	$24,591
As of or For the Six Months Ended June 30, 2009
Revenues	$340,850	$95,404	$58,606	$-	$494,860
Operating income (loss)	$(35,020)	$6,336	$8,100	$-	$(20,584)
Depreciation and amortization	$38,422	$5,716	$1,941	$-	$46,079
Assets	$642,672	$177,772	$61,678	$279,959	$1,162,081
Capital expenditures	$46,331	$9,913	$818	$3,996	$61,058
As of or For the Six Months Ended June 30, 2008
Revenues	$318,031	$110,065	$74,414	$-	$502,510
Operating income	$8,293	$7,700	$11,200	$-	$27,193
Depreciation and amortization	$23,830	$4,418	$1,867	$-	$30,115
Assets	$638,410	$212,873	$66,462	$175,416	$1,093,161
Capital expenditures	$39,420	$4,880	$1,381	$5,240	$50,921

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(45,260)	$2,668	$(49,724)	$4,162
Other comprehensive income (loss):
Foreign currency translation adjustments	6,549	(576)	5,142	(466)
Reclassification of realized loss on
hedging instruments	2,819	584	1,965	603
Unrealized gain (loss) on hedging instruments	31	5,063	5,368	(173)
Unrealized gain (loss) on securities	-	(14)	-	25
Total other comprehensive income (loss)	9,399	5,057	12,475	(11)
Comprehensive income (loss)	(35,861)	7,725	(37,249)	4,151
Comprehensive (income) loss attributable to
the noncontrolling interest	(540)	283	(930)	324
Comprehensive income (loss) attributable to HNS	$(36,401)	$8,008	$(38,179)	$4,475

Note 17:	Commitments and Contingencies

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

In March 2009, we received an arbitral award against Sea Launch entitling the Company to a full refund of the Sea Launch Deposit, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by the Company on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA, we were entitled to terminate due to the launch delay and receive a refund of the Deposit made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying unaudited Condensed Consolidated Statements of Operations.

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. Plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Based on the Company’s investigation, the Company believes that the allegations in both complaints are not meritorious and the Company intends to vigorously defend these matters. As a result, the Company has not recorded a liability for either of these matters. It is the opinion of management that such litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Other

In June 2009, the Company entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company is obligated to pay an aggregate of approximately $252.0 million for the construction of the HTS and has agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. The Company anticipates launching the HTS in the first quarter of 2012.

The Company is contingently liable under standby letters of credit and bonds in the aggregate amount of $17.1 million that were undrawn at June 30, 2009. Of this amount, $2.9 million was issued under the Revolving Credit Facility; $1.5 million was secured by restricted cash; $0.8 million related to insurance bonds; and $11.9 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of June 30, 2009, these obligations were scheduled to expire as follows: $6.5 million in 2009; $6.3 million in 2010; $1.7 million in 2011; and $2.6 million in 2012 and thereafter.

Note 18:	Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (HNS Real Estate LLC, Hughes Network Systems International Service Company, HNS India VSAT, Inc., HNS Shanghai, Inc. and Helius (together, the “Guarantor Subsidiaries”)) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Notes.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of June 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$205,175	$919	$18,302	$-	$224,396
Receivables, net	139,524	1,459	60,718	(16,753)	184,948
Inventories	55,718	482	10,446	-	66,646
Prepaid expenses and other	6,801	154	15,837	-	22,792
Total current assets	407,218	3,014	105,303	(16,753)	498,782
Property, net	470,100	30,022	25,471	-	525,593
Investment in subsidiaries	103,850	-	-	(103,850)	-
Other assets	116,840	7,842	13,024	-	137,706
Total assets	$1,098,008	$40,878	$143,798	$(120,603)	$1,162,081
Liabilities and equity
Accounts payable	$67,397	$2,824	$31,441	$(16,753)	$84,909
Short-term debt	2,246	-	5,047	-	7,293
Accrued liabilities and due to affiliates	114,602	658	30,272	-	145,532
Total current liabilities	184,245	3,482	66,760	(16,753)	237,734
Long-term debt	709,979	-	5,022	-	715,001
Other long-term liabilities	10,686	-	-	-	10,686
Total HNS owners' equity	193,098	31,834	72,016	(103,850)	193,098
Noncontrolling interest	-	5,562	-	-	5,562
Total liabilities and equity	$1,098,008	$40,878	$143,798	$(120,603)	$1,162,081

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$75,956	$2,013	$22,293	$-	$100,262
Receivables, net	147,424	2,007	66,109	(15,281)	200,259
Inventories	57,453	666	7,366	-	65,485
Prepaid expenses and other	8,030	284	12,111	-	20,425
Total current assets	288,863	4,970	107,879	(15,281)	386,431
Property, net	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	92,057	-	-	(92,057)	-
Other assets	173,531	10,614	2,261	-	186,406
Total assets	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107
Liabilities and equity
Accounts payable	$57,488	$3,133	$35,327	$(15,281)	$80,667
Short-term debt	4,391	-	3,861	-	8,252
Accrued liabilities and due to affiliates	128,813	761	29,841	-	159,415
Total current liabilities	190,692	3,894	69,029	(15,281)	248,334
Long-term debt	574,771	-	3,527	-	578,298
Other long-term liabilities	18,005	-	-	-	18,005
Total HNS owners' equity	230,838	36,658	55,399	(92,057)	230,838
Noncontrolling interest	-	4,632	-	-	4,632
Total liabilities and equity	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$223,235	$2,195	$35,453	$(5,777)	$255,106
Operating costs and expenses:
Costs of revenues	166,510	1,503	25,409	(5,047)	188,375
Selling, general and administrative	37,659	1,205	6,167	(730)	44,301
Loss on impairment	44,400	-	-	-	44,400
Research and development	4,966	732	-	-	5,698
Amortization of intangible assets	1,105	281	-	-	1,386
Total operating costs and expenses	254,640	3,721	31,576	(5,777)	284,160
Operating income (loss)	(31,405)	(1,526)	3,877	-	(29,054)
Other income (expense):
Interest expense	(15,318)	-	(232)	-	(15,550)
Interest and other income (loss), net	(250)	-	56	-	(194)
Equity in earnings of subsidiaries	1,469	-	-	(1,469)	-
Income (loss) before income tax expense	(45,504)	(1,526)	3,701	(1,469)	(44,798)
Income tax expense	(206)	-	(256)	-	(462)
Net income (loss)	(45,710)	(1,526)	3,445	(1,469)	(45,260)
Net (income) loss attributable to the noncontrolling interest	-	(609)	159	-	(450)
Net income (loss) attributable to HNS	$(45,710)	$(2,135)	$3,604	$(1,469)	$(45,710)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$221,027	$2,563	$51,058	$(9,158)	$265,490
Operating costs and expenses:
Costs of revenues	170,612	1,184	35,904	(8,475)	199,225
Selling, general and administrative	31,086	1,524	8,346	(683)	40,273
Research and development	6,387	789	-	-	7,176
Amortization of intangible assets	1,396	271	-	-	1,667
Total operating costs and expenses	209,481	3,768	44,250	(9,158)	248,341
Operating income (loss)	11,546	(1,205)	6,808	-	17,149
Other income (expense):
Interest expense	(13,503)	-	(399)	-	(13,902)
Interest and other income, net	393	-	212	-	605
Equity in earnings of subsidiaries	4,235	-	-	(4,235)	-
Income (loss) before income tax expense	2,671	(1,205)	6,621	(4,235)	3,852
Income tax expense	(37)	-	(1,147)	-	(1,184)
Net income (loss)	2,634	(1,205)	5,474	(4,235)	2,668
Net (income) loss attributable to the noncontrolling interest	-	(47)	13	-	(34)
Net income (loss) attributable to HNS	$2,634	$(1,252)	$5,487	$(4,235)	$2,634

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$433,050	$4,027	$69,255	$(11,472)	$494,860
Operating costs and expenses:
Costs of revenues	325,893	2,168	50,933	(9,868)	369,126
Selling, general and administrative	74,438	2,558	12,706	(1,604)	88,098
Loss on impairment	44,400	-	-	-	44,400
Research and development	9,622	1,427	-	-	11,049
Amortization of intangible assets	2,208	563	-	-	2,771
Total operating costs and expenses	456,561	6,716	63,639	(11,472)	515,444
Operating income (loss)	(23,511)	(2,689)	5,616	-	(20,584)
Other income (expense):
Interest expense	(28,971)	-	(408)	-	(29,379)
Interest and other income (loss), net	(103)	-	136	-	33
Equity in earnings of subsidiaries	2,401	-	-	(2,401)	-
Income (loss) before income tax (expense) benefit	(50,184)	(2,689)	5,344	(2,401)	(49,930)
Income tax (expense) benefit	(380)	-	586	-	206
Net income (loss)	(50,564)	(2,689)	5,930	(2,401)	(49,724)
Net (income) loss attributable to the noncontrolling interest	-	(1,138)	298	-	(840)
Net income (loss) attributable to HNS	$(50,564)	$(3,827)	$6,228	$(2,401)	$(50,564)

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$430,457	$4,393	$85,557	$(17,897)	$502,510
Operating costs and expenses:
Costs of revenues	324,447	1,837	59,995	(16,053)	370,226
Selling, general and administrative	71,203	2,684	16,521	(1,844)	88,564
Research and development	11,946	1,306	-	-	13,252
Amortization of intangible assets	2,806	469	-	-	3,275
Total operating costs and expenses	410,402	6,296	76,516	(17,897)	475,317
Operating income (loss)	20,055	(1,903)	9,041	-	27,193
Other income (expense):
Interest expense	(22,438)	-	(772)	-	(23,210)
Interest and other income, net	1,630	-	362	-	1,992
Equity in earnings of subsidiaries	4,904	-	-	(4,904)	-
Income (loss) before income tax expense	4,151	(1,903)	8,631	(4,904)	5,975
Income tax expense	(59)	-	(1,754)	-	(1,813)
Net income (loss)	4,092	(1,903)	6,877	(4,904)	4,162
Net (income) loss attributable to the noncontrolling interest	-	(97)	27	-	(70)
Net income (loss) attributable to HNS	$4,092	$(2,000)	$6,904	$(4,904)	$4,092

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(50,564)	$(2,689)	$5,930	$(2,401)	$(49,724)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	102,917	2,731	(2,562)	2,401	105,487
Net cash provided by operating activities	52,353	42	3,368	-	55,763
Cash flows from investing activities:
Change in restricted cash	(1)	-	52	-	51
Expenditures for property	(43,933)	(1,142)	(8,221)	-	(53,296)
Expenditures for capitalized software	(7,762)	-	-	-	(7,762)
Proceeds from sale of property	18	6	69	-	93
Net cash used in investing activities	(51,678)	(1,136)	(8,100)	-	(60,914)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(78)	-	(78)
Long-term debt borrowings	137,338	-	3,769	-	141,107
Repayment of long-term debt	(4,294)	-	(1,209)	-	(5,503)
Debt issuance costs	(4,500)	-	-	-	(4,500)
Net cash provided by financing activities	128,544	-	2,482	-	131,026
Effect of exchange rate changes on cash and cash equivalents	-	-	(1,741)	-	(1,741)
Net increase (decrease) in cash and cash equivalents	129,219	(1,094)	(3,991)	-	124,134
Cash and cash equivalents at beginning of period	75,956	2,013	22,293	-	100,262
Cash and cash equivalents at end of period	$205,175	$919	$18,302	$-	$224,396

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$4,092	$(1,903)	$6,877	$(4,904)	$4,162
Adjustments to reconcile net income (loss) to net cash flows from operating activities	7,333	6,412	(9,031)	4,904	9,618
Net cash provided by (used in) operating activities	11,425	4,509	(2,154)	-	13,780
Cash flows from investing activities:
Change in restricted cash	(4)	-	(593)	-	(597)
Proceeds from sales of marketable securities	3,000	-	-	-	3,000
Expenditures for property	(36,523)	(4,373)	(2,946)	-	(43,842)
Expenditures for capitalized software	(7,079)	-	-	-	(7,079)
Proceeds from sale of property	10	-	53	-	63
Acquisition of Helius, net of cash received	(10,540)	-	-	-	(10,540)
Net cash used in investing activities	(51,136)	(4,373)	(3,486)	-	(58,995)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	661	-	661
Long-term debt borrowings	-	-	2,099	-	2,099
Repayment of long-term debt	(7,268)	-	(1,627)	-	(8,895)
Net cash provided by (used in) financing activities	(7,268)	-	1,133	-	(6,135)
Effect of exchange rate changes on cash and cash equivalents	-	-	2,966	-	2,966
Net increase (decrease) in cash and cash equivalents	(46,979)	136	(1,541)	-	(48,384)
Cash and cash equivalents at beginning of period	113,530	150	15,547	-	129,227
Cash and cash equivalents at end of period	$66,551	$286	$14,006	$-	$80,843

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives and Their Impact on Our Results of Operations

We generated a net loss of $45.3 million and $49.7 million for the three and six months ended June 30, 2009, respectively, compared to a net income of $2.7 million and $4.2 million, respectively, for the same periods in 2008. Our net loss for the three and six months ended June 30, 2009 was significantly impacted by the $44.4 million impairment loss recognized in the current quarter on our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). For further discussion of the impairment loss, see Note 7—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events that occurred in 2008 which support the retention of employees and our future growth also impacted our operating results for the six months ended June 30, 2009. The first event relates to the effect of a long-term employee retention program established in April 2005 (the “Retention Program”), which resulted in the Company recognizing $0.6 million and $0.7 million of compensation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $1.5 million of compensation expense for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008, when the Company first established its earning goals for the Retention Program in March 2008. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $6.7 million and $6.4 million of depreciation expense for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $13.2 million of depreciation expense for six months ended June 30, 2009 compared to $6.4 million for the same period in 2008. We expect our long-term results of operations to improve over time as we add subscribers on the SPACEWAY network.

Consumer Group— We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs in our Consumer group. As of June 30, 2009, we had a consumer customer base of approximately 450,600 subscribers that generated consumer revenues of $104.2 million and $202.9 million for the three and six months ended June 30, 2009, respectively.

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

On June 8, 2009, we entered into an agreement with Space Systems/Loral, Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We anticipate launching the HTS in the first quarter of 2012.

On May 27, 2009, we completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. We received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. We intend to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

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

Managed network services	•	Provide one-stop turnkey suite of bundled services that include wireline and wireless satellite networks
	•	Includes network design program management, installation management, network and application engineering services, proactive network management, network operations, field maintenance and customer care
ISP services and hosted applications	•	Provide internet connectivity and hosted customer-owned and managed applications on our network facilities
	•	Provide the customer application services developed by us or in conjunction with our service partners
	•	Includes internet access, e-mail services, web hosting and online payments
Digital media services	•	Digital content management and delivery including video, online learning and digital signage applications
Customized business solutions	•	Provide customized, industry-specific enterprise solutions that can be applied to multiple businesses in a given industry

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

Market trends impacting our revenues—The following tables present our revenues by segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three Months Ended
	June 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$172,662	$149,124	$23,538	15.8%
Hardware sales	82,444	116,366	(33,922)	(29.2)%
Total revenues	$255,106	$265,490	$(10,384)	(3.9)%
Revenues by end market:
North America Broadband:
Consumer	$104,206	$93,292	$10,914	11.7%
Enterprise	71,036	67,949	3,087	4.5%
Total North America Broadband	175,242	161,241	14,001	8.7%
International Broadband:
Enterprise	50,520	65,469	(14,949)	(22.8)%
Telecom Systems:
Mobile Satellite Systems	19,369	28,495	(9,126)	(32.0)%
Telematics	7,659	6,086	1,573	25.8%
Terrestrial Microwave	2,316	4,199	(1,883)	(44.8)%
Total Telecom Systems	29,344	38,780	(9,436)	(24.3)%
Total revenues	$255,106	$265,490	$(10,384)	(3.9)%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended June 30, 2009 and 2008:

	As of or For the
	Three Months Ended June 30,		Variance
	2009	2008	Amount	%
Churn rate	2.27%	2.31%	(0.04)%	(1.7)%
ARPU	$70	$68	$2	2.9%
Average monthly gross subscriber additions	16,600	12,300	4,300	35.0%
Subscribers	473,100	409,900	63,200	15.4%

North America Broadband Segment

Revenue from our Consumer group for the three months ended June 30, 2009 increased by 11.7% to $104.2 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of June 30, 2009 and 2008, we achieved a total subscription base of 473,100 and 409,900, respectively, which included 22,500 and 13,200 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the three months ended June 30, 2009, ARPU was $70 compared to $68 for the same period in 2008.

Revenue from our North American Enterprise group for the three months ended June 30, 2009 increased by 4.5% to $71.0 million compared to the same period in 2008, primarily due to an increase in our managed services business. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Enterprise group for the three months ended June 30, 2009 decreased by 22.8% to $50.5 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $6.9 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 10,000 as of June 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended June 30, 2009 decreased by 24.3% to $29.3 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues fluctuate on a quarter to quarter basis.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six Months Ended
	June 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$334,566	$297,881	$36,685	12.3%
Hardware sales	160,294	204,629	(44,335)	(21.7)%
Total revenues	$494,860	$502,510	$(7,650)	(1.5)%
Revenues by end market:
North America Broadband:
Consumer	$202,935	$184,887	$18,048	9.8%
Enterprise	137,915	133,144	4,771	3.6%
Total North America Broadband	340,850	318,031	22,819	7.2%
International Broadband:
Enterprise	95,404	110,065	(14,661)	(13.3)%
Telecom Systems:
Mobile Satellite Systems	37,835	54,153	(16,318)	(30.1)%
Telematics	14,728	12,192	2,536	20.8%
Terrestrial Microwave	6,043	8,069	(2,026)	(25.1)%
Total Telecom Systems	58,606	74,414	(15,808)	(21.2)%
Total revenues	$494,860	$502,510	$(7,650)	(1.5)%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the six months ended June 30, 2009 and 2008:

	As of or For the
	Six Months Ended June 30,		Variance
	2009	2008	Amount	%
Churn rate	2.28%	2.24%	0.04%	1.8%
ARPU	$69	$67	$2	3.0%
Average monthly gross subscriber additions	17,100	14,000	3,100	22.1%
Subscribers	473,100	409,900	63,200	15.4%

North America Broadband Segment

Revenue from our Consumer group for the six months ended June 30, 2009 increased by 9.8% to $202.9 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of June 30, 2009 and 2008, we achieved a total subscription base of 473,100 and 409,900, respectively, which included 22,500 and 13,200 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the six months ended June 30, 2009, ARPU was $69 compared to $67 for the same period in 2008.

Revenue from our North American Enterprise group for the six months ended June 30, 2009 increased by 3.6% to $137.9 million compared to the same period in 2008, primarily due to an increase in our managed services business. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Enterprise group for the six months ended June 30, 2009 decreased by 13.3% to $95.4 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $16.6 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 10,000 as of June 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the six months ended June 30, 2009 decreased by 21.2% to $58.6 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues fluctuate on a quarter to quarter basis.

Cost of Services—Our cost of services primarily consists of transponder capacity leases, hub infrastructure, customer care, wire line and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$172,662	$149,124	$23,538	15.8%
Hardware sales	82,444	116,366	(33,922)	(29.2)%
Total revenues	$255,106	$265,490	$(10,384)	(3.9)%
% of revenue to total revenues:
Services revenues	67.7%	56.2%
Hardware sales	32.3%	43.8%

Services Revenues

Services revenue increased primarily due to a revenue increase of $14.2 million from our Consumer group to $94.2 million for the three months ended June 30, 2009 compared to $80.0 million for the same period in 2008. The increase was primarily due to growth in our consumer subscriber base due in part to the election by customers to utilize the consumer rental program, for which the Company recognized $3.3 million of services revenue for the three months ended June 30, 2009. There was no services revenue related to the consumer rental program for the three months ended June 30, 2008 as it was not introduced to our consumer customers until September 2008. Also contributing to the increase in services revenues was revenue growth of $2.2 million from our North America Enterprise group to $40.3 million for the three months ended June 30, 2009 compared to $38.1 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the second quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $5.8 million to $30.5 million for the three months ended June 30, 2009 from $24.7 million for the same period in 2008, primarily due to an increase in the numbers of enterprise sites in service across Europe and Brazil. In addition, services revenue from our Telecom Systems segment increased by $1.4 million to $7.7 million mainly due to revenue growth in the Telematics group for the three months ended June 30, 2009 from $6.3 million for the same period in 2008.

Hardware Sales

Hardware sales decreased primarily due to the reduction in hardware sales from our International Broadband segment of $20.8 million to $20.0 million for the three months ended June 30, 2009 compared to $40.8 million for the same period in 2008. The decrease was primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

In addition, hardware sales from our Telecom Systems segment decreased $10.9 million to $21.6 million for the three months ended June 30, 2009 compared to $32.5 million for the same period in 2008, primarily due to several development contracts reaching their completion stage. Hardware sales from our North America Broadband segment decreased $2.3 million to $40.8 million for the three months ended June 30, 2009 compared to $43.1 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $3.3 million to $10.0 million for the three months ended June 30, 2009 compared to $13.3 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Partially offsetting the decrease in hardware sales was a slight increase in revenue from our North America Enterprise group as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

Cost of Revenues

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$111,092	$101,684	$9,408	9.3%
Cost of hardware products sold	77,283	97,541	(20,258)	(20.8)%
Total cost of revenues	$188,375	$199,225	$(10,850)	(5.4)%
Services cost as a % of services revenues	64.3%	68.2%
Hardware cost as a % of hardware revenues	93.7%	83.8%

Cost of Services

Cost of services increased mainly due to higher fixed expenses of $2.4 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, and depreciation expense increased by $7.1million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $3.8 million for the three months ended June 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to reduction of $11.6 million in costs from our International Broadband segment to $13.9 million for the three months ended June 30, 2009 compared to $25.5 million for the same period in 2008 as a result of the decrease in hardware sales. In addition, cost of hardware products sold from our Telecom Systems segment decreased by $8.2 million mainly attributable to lower sales in the Mobile Satellite group.

Selling, General and Administrative (SG&A) Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$44,301	$40,273	$4,028	10.0%
% of revenue	17.4%	15.2%

SG&A expense increased mainly due to higher marketing costs of $4.1 million, primarily in our North America operations as we increased targeted spending for our consumer business.

Loss on impairment

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairment	$44,400	$-	$44,400	*
% of revenue	17.4%	0.0%
* Percentage not meaningful.

As result of our evaluation of the Deposit, we concluded that the value of the Deposit was impaired and have recorded an impairment loss of $44.4 million in the current quarter. For further discussion of the impairment loss, see Note 7—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$5,698	$7,176	$(1,478)	(20.6)%
% of revenue	2.2%	2.7%

Research and development decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$1,386	$1,667	$(281)	(16.9)%
% of revenue	0.5%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of SFAS No. 109, “Accounting for Income Taxes.”

Operating Income (Loss)

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(29,054)	$17,149	$(46,203)	(269.4)%
% of revenue	(11.4)%	6.5%

The decrease in operating income was significantly impacted by the $44.4 million impairment loss recognized in the current quarter associated with the Deposit. For further discussion of the impairment loss, see Note 7—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events that occurred in 2008, which support the retention of employees and our future growth, also impacted our operating results for the three months ended June 30, 2009. The first event relates to the effect of the Retention Program, which resulted in the Company recognizing $0.6 million and $0.7 million of compensation expense for the three months ended June 30, 2009 and 2008, respectively. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $6.7 million and $6.4 million of depreciation expense for the three months ended June 30, 2009 and 2008, respectively.

Interest Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$15,550	$13,902	$1,648	11.9%

Interest expense primarily relates to interest accrued on the 2009 Senior Notes, the $450 million unsecured senior notes (the “2006 Senior Notes”) and the $115 million borrowing under the term loan facility (the “Term Loan Facility”). The increase in interest expense was mainly due to the offering of 2009 Senior Notes on May 27, 2009, for which the Company recognized $1.7 million of interest expense and accretion of the original issue discount associated with the 2009 Senior Notes in the current quarter.

Interest and Other Income (Loss), Net

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$170	$547	$(377)	(68.9)%
Other income (loss), net	(364)	58	(422)	(727.6)%
Total interest and other income (loss), net	$(194)	$605	$(799)	(132.1)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the three months ended June 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments such as money market funds.

Income Tax Expense

	Three Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$462	$1,184	$(722)	(61.0)%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the three months ended June 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues
	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$334,566	$297,881	$36,685	12.3%
Hardware sales	160,294	204,629	(44,335)	(21.7)%
Total revenues	$494,860	$502,510	$(7,650)	(1.5)%
% of revenue to total revenues:
Services revenues	67.6%	59.3%
Hardware sales	32.4%	40.7%

Services Revenues

Services revenue increased primarily due to a revenue increase of $24.9 million from our Consumer group to $181.4 million for the six months ended June 30, 2009 compared to $156.5 million for the same period in 2008. The increase was primarily due to growth in our consumer subscriber base due in part to the election by customers to utilize the consumer rental program, for which the Company recognized $5.1 million of services revenue for the six months ended June 30, 2009. There was no services revenue related to the consumer rental program for the six months ended June 30, 2008 as it was not introduced to our consumer customers until September 2008. Also contributing to the increase in services revenues was revenue growth of $7.3 million from our North America Enterprise group to $81.5 million for the six months ended June 30, 2009 compared to $74.2 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to the increase in services revenue was a revenue increase of $2.5 million from our International Broadband segment to $56.6 million for the six months ended June 30, 2009 from $54.1 million for the same period in 2008, primarily due to the continued growth in our Brazil revenues as the number of sites in service approached 10,000 as of June 30, 2009.

Hardware Sales

Hardware sales decreased mainly due to a revenue decrease of $9.3 million from our North America Broadband segment to $78.0 million for the six months ended June 30, 2009 compared to $87.3 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $6.9 million to $21.5 million for the six months ended June 30, 2009 compared to $28.4 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Revenue from our North America Enterprise group also decreased by $2.4 million to $56.5 million for the six months ended June 30, 2009 compared to $58.9 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

In addition, hardware sales from our Telecom Systems segment decreased $17.8 million to $43.5 million for the six months ended June 30, 2009 compared to $61.3 million for the same period in 2008. The decrease was mainly due to several development contracts reaching their completion stage.

Also contributing to the decrease in hardware sales was a revenue reduction of $17.2 million from our International Broadband segment to $38.8 million for the six months ended June 30, 2009 compared to $56.0 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Cost of Revenues

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$217,638	$195,887	$21,751	11.1%
Cost of hardware products sold	151,488	174,339	(22,851)	(13.1)%
Total cost of revenues	$369,126	$370,226	$(1,100)	(0.3)%
Services cost as a % of services revenues	65.1%	65.8%
Hardware cost as a % of hardware revenues	94.5%	85.2%

Cost of Services

Cost of services increased mainly due to higher fixed expenses of $11.7 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, and depreciation expense increased by $12.7 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $6.0 million for the six months ended June 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to reduction of $13.9 million in costs from our Telecom Systems segment resulting from lower sales in the Mobile Satellite group. In addition, cost of hardware products sold from our International Broadband segment decreased by $7.7 million to $26.7 million for the six months ended June 30, 2009 compared to $34.4 million for the same period in 2008 as a result of the decrease in hardware sales.

Selling, General and Administrative (SG&A) Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$88,098	$88,564	$(466)	(0.5)%
% of revenue	17.8%	17.6%

For the six months ended June 30, 2009, SG&A expense remained flat. SG&A expense increased by higher marketing costs of $7.7 million, primarily in our North America operations as we increased targeted spending for our consumer business; however, the increase was offset by lower compensation expense of $7.9 million related to the Retention Program.

Loss on impairment

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairment	$44,400	$-	$44,400	*
% of revenue	9.0%	0.0%
* Percentage not meaningful.

As result of our evaluation of the Deposit, we concluded that the value of the Deposit was impaired and have recorded an impairment loss of $44.4 million for the six months ended June 30, 2009. For further discussion of the impairment loss, see Note 7—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$11,049	$13,252	$(2,203)	(16.6)%
% of revenue	2.2%	2.6%

Research and development decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$2,771	$3,275	$(504)	(15.4)%
% of revenue	0.6%	0.7%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of SFAS No. 109.

Operating Income (Loss)

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(20,584)	$27,193	$(47,777)	(175.7)%
% of revenue	(4.2)%	5.4%

The decrease in operating income was significantly impacted by the $44.4 million impairment loss recognized in the current quarter associated with the Deposit. For further discussion of the impairment loss, see Note 7—Other Assets to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Additionally, two events occurred in 2008, which support the retention of employees and our future growth, also impacted our operating results for the six months ended June 30, 2009. The first events relates to the effect of the Retention Program, which resulted in the Company recognizing $1.5 million of compensation expense for the six months ended June 30, 2009 compared to $9.2 million for the same period in 2008, when the Company first established its earning goals for the Retention Program in March 2008. The second event relates to the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $13.2 million of depreciation expense for six months ended June 30, 2009 compared to $6.4 million for the same period in 2008.

Interest Expense

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$29,379	$23,210	$6,169	26.6%

Interest expense primarily relates to interest accrued on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility. The increase in interest expense was mainly due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008. For the six months ended June 30,

2008, the Company capitalized $4.8 million of interest expense associated with the construction and launch of the satellite. Also contributing to the increase in interest expense was the offering of 2009 Senior Notes on May 27, 2009, for which the Company recognized $1.7 million of interest expense and accretion of the original issue discount associated with the 2009 Senior Notes for the six months ended June 30, 2009.

Interest and Other Income (Loss), Net

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$397	$1,903	$(1,506)	(79.1)%
Other income (loss), net	(364)	89	(453)	(509.0)%
Total interest and other income (loss), net	$33	$1,992	$(1,959)	(98.3)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the six months ended June 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments such as money market funds.

Income Tax (Expense) Benefit

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax (expense) benefit	$206	$(1,813)	$2,019	111.4%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the six months ended June 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Six Months Ended
	June 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$55,763	$13,780	$41,983	304.7%
Investing activities	$(60,914)	$(58,995)	$1,919	3.3%
Financing activities	$131,026	$(6,135)	$137,161	2235.7%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $34.7 million. In addition, our net income, prior to depreciation and amortization expense of $46.1 million and impairment loss of $44.4 million, increased by $6.5 million for the six months ended June 30, 2009.

Net Cash Flows from Investing Activities

The slight increase in net cash used in investing activities was mainly due to higher capital expenditures of $10.1 million for the six months ended June 30, 2009 compared to the same period in 2008, as set forth in the table below. Offsetting the increase was the Helius acquisition of $10.5 million, which occurred in February 2008, compared to no acquisition activity in 2009.

Capital expenditures for the six months ended June 30, 2009 and 2008 are shown as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$47,852	$11,381	$36,471
Capitalized software	7,762	7,079	683
Capital expenditures—other	4,107	5,247	(1,140)
SPACEWAY program	1,260	25,826	(24,566)
VSAT operating lease hardware	77	1,388	(1,311)
Total capital expenditures	$61,058	$50,921	$10,137

Net Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from the Company’s private debt offering completed on May 27, 2009.

Future Liquidity Requirements

As of June 30, 2009, our Cash and cash equivalents was $224.4 million and our total debt was $722.3 million. We are significantly leveraged as a result of our indebtedness.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. We received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering, after the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million. We intend to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. We filed a registration statement relating to the exchange offer for the 2009 Senior Notes pursuant to the registration rights agreement which was declared effective by the SEC on July 17, 2009, at which time we commenced an exchange offer for the 2009 Senior Notes. The expiration date for the exchange offer is August 14, 2009, unless extended. As of June 30, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”) respectively. As of June 30, 2009, we had recorded $3.0 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

Our $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of June 30, 2009 and December 31, 2008, we had recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes. As of June 30, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P respectively.

We have a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at our option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving

Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of June 30, 2009, the total outstanding letters of credit under the Revolving Credit Facility was $2.9 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of June 30, 2009 was $47.1 million. As of June 30, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. As of June 30, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants at June 30, 2009.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Rials, respectively. The balances outstanding at June 30, 2009 and December 31, 2008 were an aggregate of $5.1 million and $2.6 million, respectively. Our Indian subsidiary may be restricted from paying dividends to us under the terms of these loans.

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

On February 4, 2008, our Parent, HCI, completed the acquisition of Helius, Inc. in connection with the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of the Company and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, HCI paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals. As of June 30, 2009, we performed an evaluation on Helius’ operating results and expect that Helius will not meet the performance goals. As a result, we do not expect to pay the Contingent Payment.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. at June 30, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for each of the years ending December 31, 2009 through 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of our new satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which are subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

Except as discussed below and as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, there have been no material changes to our contractual obligations since December 31, 2008.

The 2009 Senior Notes mature on April 15, 2014. Interest payments on the 2009 Senior Notes are paid semi-annually in arrears on April 15 and October 15, beginning on October 15, 2009, and are estimated to be approximately $10.1 million for the year ending December 31, 2009 and $14.3 million for each of the years ending December 31, 2010 through 2014.

In June 2009, the Company entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (the “HTS”). The HTS will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company is obligated to pay an aggregate of approximately $252.0 million for the construction of the HTS and has agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. The Company anticipates launching the HTS in the first quarter of 2012.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17—Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Off-Balance Sheet Arrangements

The Company is required to issue standby letters of credit and bonds primarily to support certain sales of its equipment to international government customers. These letters of credit are either bid bonds to support contract bids or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of June 30, 2009, we had $17.1 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.9million was issued under the Revolving Credit Facility; $1.5 million was secured by restricted cash; $0.8 million related to insurance bonds; and $11.9 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 5, 2009 (File number 333-138009).

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

Foreign Currency Risk

The Company generally conducts its business in United States dollars. However, as the Company’s international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. The Company’s objective in managing its exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. At June 30, 2009, the Company and its foreign subsidiaries had an estimated $15.8 million of foreign currency denominated receivables and payables outstanding, of which $7.9 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at June 30, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of June 30, 2009.

Marketable Securities Risk

We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. The Company is averse to principal loss and seeks to preserve its invested funds by limiting default risk and market risk. As a result of the current adverse market conditions, we preserve our cash value by holding it in money market funds invested in the U.S. Government Treasury and Agency Securities. At June 30, 2009, we did not have any investment in marketable securities.

Interest Rate Risk

Our Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. The Company is subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent that the Company draws against the credit facility, increases in interest rates would have an adverse impact on the Company’s results of operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

In March 2009, we received an arbitral award against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling the Company to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by the Company on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA we were entitled to terminate due to the launch delay and receive a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, the Company concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying unaudited Condensed Consolidated Statements of Operations included in Part I-Item 1 of this report.

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. Plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Based on the Company’s investigation, the Company believes that the allegations in both complaints are not meritorious and the Company intends to vigorously defend these matters.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 1A.	Risk Factors

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I-Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2008. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales and Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Description
4.1
Indenture, dated as of May 27, 2009 among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

4.2
Registration Rights Agreement, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS finance Corp., the guarantors listed on Schedule I thereto and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

10.1*
Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (Confidential treatment has been requested for certain portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission).

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

Date: August 7, 2009	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)