Form 10-Q
period 2009-09-30
Hughes Network Systems, LLC
filed 2009-11-04
CIK 1376567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The number of the registrant's membership interests outstanding as of November 2, 2009 was as follows:

Class A Membership Interests:         95,000
Class B Membership Interests:           3,506

i

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$209,161	$100,262
Marketable securities	25,078	-
Receivables, net	165,608	200,259
Inventories	67,226	65,485
Prepaid expenses and other	23,545	20,425
Total current assets	490,618	386,431
Property, net	569,334	507,270
Capitalized software costs, net	51,206	51,454
Intangible assets, net	15,624	19,780
Goodwill	2,661	2,661
Other assets	72,329	112,511
Total assets	$1,201,772	$1,080,107
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103,141	$80,667
Short-term debt	6,395	8,252
Accrued liabilities and other	168,388	159,415
Total current liabilities	277,924	248,334
Long-term debt	714,826	578,298
Other long-term liabilities	13,128	18,005
Total liabilities	1,005,878	844,637
Commitments and contingencies
Equity:
Hughes Network Systems, LLC ("HNS") equity:
Class A membership interests	177,707	177,425
Class B membership interests	-	-
Retained earnings	28,865	80,999
Accumulated other comprehensive loss	(16,188)	(27,586)
Total HNS' equity	190,384	230,838
Noncontrolling interest	5,510	4,632
Total equity	195,894	235,470
Total liabilities and equity	$1,201,772	$1,080,107

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Services revenues	$175,305	$156,859	$509,871	$454,740
Hardware sales	75,164	114,860	235,458	319,489
Total revenues	250,469	271,719	745,329	774,229
Operating costs and expenses:
Cost of services	108,894	105,988	326,532	301,875
Cost of hardware products sold	73,646	96,881	225,134	271,220
Selling, general and administrative	44,204	41,397	132,302	129,961
Loss on impairment	-	-	44,400	-
Research and development	5,453	6,493	16,502	19,745
Amortization of intangible assets	1,385	1,629	4,156	4,904
Total operating costs and expenses	233,582	252,388	749,026	727,705
Operating income (loss)	16,887	19,331	(3,697)	46,524
Other income (expense):
Interest expense	(17,727)	(14,095)	(47,106)	(37,305)
Interest income	468	666	865	2,569
Other income (loss), net	(1)	6	(365)	95
Income (loss) before income tax expense	(373)	5,908	(50,303)	11,883
Income tax expense	(981)	(2,288)	(775)	(4,101)
Net income (loss)	(1,354)	3,620	(51,078)	7,782
Net income attributable to the noncontrolling interest	(216)	(35)	(1,056)	(105)
Net income (loss) attributable to HNS	$(1,570)	$3,585	$(52,134)	$7,677

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	HNS Owners' Equity
			Accumulated
	Class A and B		Other
	Membership	Retained	Comprehensive	Noncontrolling
	Interests	Earnings	Loss	Interest	Total
Balance at December 31, 2008	$177,425	$80,999	$(27,586)	$4,632	$235,470
Vesting of bonus unit and restricted stock	8	-	-	-	8
Shared-based compensation	665	-	-	-	665
Purchase of subsidiary shares from noncontrolling interest	(391)		(19)	(345)	(755)
Comprehensive income:
Net income (loss)	-	(52,134)	-	1,056	(51,078)
Foreign currency translation adjustments			5,505	167	5,672
Reclassification of realized loss on hedging instruments			3,275	-	3,275
Unrealized gain on hedging instruments			2,639	-	2,639
Unrealized loss on available-for-sale securities			(2)	-	(2)
Balance at September 30, 2009	$177,707	$28,865	$(16,188)	$5,510	$195,894

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(51,078)	$7,782
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	72,788	48,908
Amortization of debt issuance costs	1,452	1,056
Equity plan compensation expense	665	248
Loss on impairment	44,400	-
Other	578	10
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	48,922	12,615
Inventories	(745)	(8,015)
Prepaid expenses and other	(2,531)	(19,761)
Accounts payable	24,261	12,140
Accrued liabilities and other	(15,657)	(14,582)
Net cash provided by operating activities	123,055	40,401
Cash flows from investing activities:
Change in restricted cash	(72)	3,047
Purchases of marketable securities	(25,080)	-
Proceeds from sales of marketable securities	-	3,000
Expenditures for property	(93,953)	(52,991)
Expenditures for capitalized software	(10,315)	(10,526)
Proceeds from sale of property	339	104
Long-term loan	(10,000)	-
Acquisition of Helius, Inc., net of cash received	-	(10,543)
Other, net	(755)	-
Net cash used in investing activities	(139,836)	(67,909)
Cash flows from financing activities:
Net increase (decrease) in notes and loans payable	(1,315)	403
Long-term debt borrowings	142,318	2,539
Repayment of long-term debt	(6,832)	(11,449)
Debt issuance costs	(4,612)	-
Net cash provided by (used in) financing activities	129,559	(8,507)
Effect of exchange rate changes on cash and cash equivalents	(3,879)	5,059
Net increase (decrease) in cash and cash equivalents	108,899	(30,956)
Cash and cash equivalents at beginning of the period	100,262	129,227
Cash and cash equivalents at end of the period	$209,161	$98,271
Supplemental cash flow information:
Cash paid for interest	$29,182	$30,011
Cash paid for income taxes	$3,660	$2,503

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of September 30, 2009, there were 95,000 Class A membership interests outstanding and 3,656 Class B membership interests outstanding.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC” or the “Codification”) 810, “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2009 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our latest audited consolidated financial statements and the notes thereto included in our Registration Statement on Form S-4/A filed with the SEC on July 17, 2009 (File number 333-160307). Our latest audited consolidated financial statements contained in our Registration Statement on Form S-4/A differ from those contained in our Annual Report on Form 10-K for the year ended December 31, 2008 in that they have been retrospectively adjusted to reflect the adoption of the update to ASC 810 relating to noncontrolling interests, which did not have a material impact on our financial position, results of operations or cash flows. However, the update impacted the presentation and disclosure of noncontrolling interests on our consolidated financial statements. As a result, certain prior period items in these condensed consolidated financial statements have been reclassified to conform to the current period presentation.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated. We have evaluated our subsequent events through November 3, 2009, which is the date the financial statements were available to be issued.

Use of Estimates in the Preparation of the Condensed Consolidated Financial Statements

The preparation of our condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

New Accounting Pronouncements

In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousand of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB only considers the ASU as update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report is provided in accordance with the Codification.

Recently Adopted Accounting Guidance

In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740, “Income Taxes,” on accounting for uncertainty in income taxes and related disclosure for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on our income tax disclosure and financial statements.

In August 2009, the FASB issued ASU 2009-5, effective for reporting periods beginning after October 1, 2009, to revise ASC 820, “Fair Value Measurements and Disclosures,” for the fair value measurement of liabilities when a quoted price in an active market for the identical liability is not available. The adoption of the guidance in ASU 2009-5 did not have a material impact on our financial statements.

In May 2009, the FASB amended ASC 855, “Subsequent Events,” effective for reporting periods ending after June 15, 2009, to established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on our financial statements.

In April 2009, the FASB amended ASC 820, effective for reporting periods ending after June 15, 2009, to provide guidance on (i) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (ii) identifying whether a transaction is distressed or forced. The adoption of the amendment did not have a material impact on our financial statements.

In April 2009, the FASB amended ASC 320, “Investments—Debt and Equity Securities”, effective for reporting periods ending after June 15, 2009, to provide guidance on measuring other-than-temporary impairments for debt securities and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of the amendment did not have a material impact on our financial statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2009, the FASB amended ASC 825, “Financial Instruments,” effective for reporting periods ending after June 15, 2009, requiring companies to provide qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value in interim and annual financial statements. The adoption of the amendment did not have a material impact on our disclosures about the fair values of financial instruments.

In March 2008, the FASB amended ASC 815, “Derivative and Hedging,” effective for statements issued for fiscal years and interim periods beginning after November 15, 2008, to expand the disclosure requirements for derivative instruments and hedging activities. The adoption of the amendment did not have a material impact on our disclosures about derivative instruments and hedging activities.

In February 2008, the FASB amended ASC 820 to delay the effective date of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of fair value measurements for non-financial assets and liabilities did not have a material impact on our financial statements.

In December 2007, the FASB amended ASC 810, effective for fiscal years and interim periods beginning on or after December 15, 2008, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of the amendment did not have a material impact on our financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605, “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

In October 2009, the FASB issued ASU 2009-13 amending certain criteria and disclosures of ASC 605 related to multiple-deliverable arrangements. Among other things, ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments in ASU 2009-13 are effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

In June 2009, the FASB amended ASC 810 changing certain consolidation guidance and improved financial reporting requirements by enterprises involved with variable interest entities, which is effective for us beginning January 1, 2010. We believe the adoption of the amendments will not have a material impact on our financial statements.

Note 2:	Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”). If Helius achieves certain post-closing performance goals (the “Performance Goals”) as set forth in the Merger Agreement, we are obligated to pay the Contingent Payment in April 2010 as additional purchase price. Since it is not certain that Helius will achieve the Performance Goals, we have not recognized the liability on the Contingent Payment in accordance with ASC 805, “Business Combinations,” which was formerly issued under SFAS No. 141, “Business Combinations.” As of September 30, 2009, we performed an evaluation of Helius’ operating results and expect that Helius will not meet the Performance Goals. As a result, we do not expect to pay the Contingent Payment. However, if it becomes probable that Helius will achieve the Performance Goals pursuant to the Merger Agreement, we will recognize the Contingent Payment as additional goodwill.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with ASC 805-30, “Goodwill or Gain from Bargain Purchase, Including Consideration Transferred.” We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North America Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our consolidated statement of operations since February 2008.

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

Based on the valuation of Helius’ intangible assets, using an income approach, the fair values of the intangible assets at the acquisition date were as follows (in thousands):

	Weighted Average Useful Lives (years)	Amount
Customer relationships	8	$4,260
Patented technology	8	2,870
Trademarks	2	470
Total amortizable intangible assets	8	$7,600

The total amount of goodwill is expected to be deductible for tax purposes. Pro forma financial statements are not presented as Helius’ results of operations were not material to our consolidated financial statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3:	Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Unrealized	Estimated
	Basis	Losses	Fair Values
September 30, 2009:
U.S. government bonds and treasury bills	$15,090	$(2)	$15,088
Money market instruments	9,990	-	9,990
Total available-for-sale securities	$25,080	$(2)	$25,078
December 31, 2008:
Total available-for-sale securities	$-	$-	$-

The unrealized losses for the nine months ended September 30, 2009 were not material. The investments in U.S. government bonds and treasury bills have AAA/Aaa ratings from S&P and Moody’s, respectively. The investments in money market instruments have A-1/P-1 ratings from S&P and Moody’s, respectively. All investments mature within one year.

Note 4:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade receivables	$154,883	$177,684
Contracts in process	20,622	30,412
Other receivables	3,360	1,714
Total receivables	178,865	209,810
Allowance for doubtful accounts	(13,257)	(9,551)
Total receivables, net	$165,608	$200,259

Trade receivables included $11.7 million and $6.8 million of amounts due from affiliates as of September 30, 2009 and December 31, 2008, respectively. Advances and progress billings offset against contracts in process amounted to $1.5 million and $13.9 million as of September 30, 2009 and December 31, 2008, respectively.

Note 5:	Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Production materials and supplies	$7,663	$10,268
Work in process	19,005	12,445
Finished goods	40,558	42,772
Total inventories	$67,226	$65,485

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual, based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:	Property, Net

Property, net consisted of the following (dollars in thousands):
		Estimated Useful Lives	September 30,	December 31,
		(years)	2009	2008
Land and improvements		10	$5,880	$5,871
Buildings and leasehold improvements		2 - 30	32,192	28,090
Satellite related assets		15	380,394	380,394
Machinery and equipment		1 - 7	222,184	134,544
VSAT operating lease hardware		2 - 5	39,168	42,741
Furniture and fixtures		7	1,514	1,092
Construction in progress	—Jupiter		41,418	-
	—Other		10,299	25,180
Total property			733,049	617,912
Accumulated depreciation			(163,715)	(110,642)
Total property, net			$569,334	$507,270

Satellite related assets primarily consist of SPACEWAYTM 3 (“SPACEWAY 3”), a next-generation broadband satellite system with a unique architecture for broadband data communications. In April 2008, we placed SPACEWAY 3 into service and began to depreciate its related costs on a straight-line basis over the estimated useful life of 15 years. Satellite related assets include the costs associated with the construction and launch of the satellite, insurance premiums for the satellite launch and the in-orbit testing period, interest incurred during the construction of the satellite, and other costs directly related to the satellite.

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. In July 2009, we began the construction of the satellite and capitalized costs associated with the construction of the satellite, including interest incurred and other direct costs related to the satellite. We anticipate launching Jupiter in the first quarter of 2012.

For each of the three and nine months ended September 30, 2009, we capitalized $0.4 million of interest related to the construction of Jupiter. In 2008, we capitalized $4.8 million of interest related to the construction of SPACEWAY 3 in the first quarter of 2008 and none for the three months ended September 30, 2008 as we placed SPACEWAY 3 into service in April 2008.

Note 7:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2009:
Backlog and customer relationships	4 - 8	$22,092	$(15,380)	$6,712
Patented technology and trademarks	2 - 10	16,393	(7,481)	8,912
Total intangible assets, net		$38,485	$(22,861)	$15,624
December 31, 2008:
Backlog and customer relationships	4 - 8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2 - 10	16,393	(6,011)	10,382
Total intangible assets, net		$38,485	$(18,705)	$19,780

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We amortize the recorded values of our intangible assets over their estimated useful lives. We recorded amortization expense of $1.4 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $4.2 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Estimated future amortization expense as of September 30, 2009 was as follows (in thousands):

Amount
Remaining three months ending December 31, 2009	$1,385
Year ending December 31,
2010	2,920
2011	2,902
2012	2,902
2013	2,902
2014	1,270
Thereafter	1,343
Total estimated future amortization expense	$15,624

Note 8:	Other Assets

Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Subscriber acquisition costs	$33,309	$43,361
Debt issuance costs	13,473	10,312
Long-term loan	10,000	-
Other	15,547	14,438
Sea Launch deposit	-	44,400
Total other assets	$72,329	$112,511

In June 2007, we initiated an arbitration proceeding against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred in January 2007, the launch of our SPACEWAY 3 satellite was substantially delayed. In anticipation of receiving a full refund of $44.4 million in payments (the “Deposit”) made to Sea Launch, we recorded $44.4 million in “Other assets” in June 2007. In March 2009, we received an arbitral award against Sea Launch entitling us to a refund of the Deposit, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment in full of the Deposit.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Sea Launch is a private company and our evaluation had historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, we determined that the value of the Deposit was impaired in accordance with ASC 360-10-55, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result, in June 2009, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairment” included in the accompanying unaudited Condensed Consolidated Statements of Operations.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9:	Short-Term and Long-Term Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2009	2008
VSAT hardware financing	8.00% - 15.00%	$3,037	$4,864
Revolving bank borrowings	8.25% - 18.00%	1,270	2,432
Term loans	13.75% - 14.44%	1,610	206
Capital lease and other	6.00% - 39.60%	478	750
Total short term borrowings and current portion of long-term debt		$6,395	$8,252

As of September 30, 2009, we had $1.3 million of outstanding revolving bank borrowings, which were obtained by our subsidiary in India under revolving lines of credit with several local banks and which had a weighted average variable interest rate of 10.08%. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under the revolving lines of credit was $3.2 million as of September 30, 2009.

Long-term debt consisted of the following (dollars in thousands):

		September 30,	December 31,
	Interest Rates	2009	2008
Senior Notes(1)	9.50%	$587,341	$450,000
Term loans	7.62% - 14.44%	116,196	115,000
VSAT hardware financing	8.00% - 15.00%	6,344	8,038
Capital lease and other	6.00% - 39.60%	4,945	5,260
Total long-term debt		$714,826	$578,298
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, we completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of September 30, 2009, we recorded $6.5 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

The $450 million senior notes (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2009 and December 31, 2008, we recorded $19.6 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

We have a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility is based on, at our option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. For the nine months ended September 30, 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of September 30, 2009, the Revolving Credit Facility had total outstanding letters of credit of $3.0 million and an available borrowing capacity of $47.0 million.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of each of September 30, 2009 and December 31, 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of September 30, 2009.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 15—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of September 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 10:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, we recorded a net unrealized loss of $1.4 million and $1.0 million for the three months ended September 30, 2009 and 2008, respectively, and a net unrealized gain of $5.9 million and a net unrealized loss of $0.6 million for the nine months ended September 30, 2009 and 2008, respectively, in “Accumulated other comprehensive loss” associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. We recorded interest expense of $2.3 million and $2.2 million for the three months ended September 30, 2009 and 2008, respectively and of $6.8 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively, on the Term Loan Facility.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11:	Fair Value

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. ASC 820 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes, a barrier option model or a binomial model). ASC 820 established the following three levels used to classify the inputs used in measuring fair value measurements:

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of September 30, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

Our Senior Notes were categorized as Level 1 of the fair value hierarchy as we utilized recent market transactions for identical notes.

Our Term Loan Facility originally had a variable interest rate based on observable interest rates plus 2.50% per annum. To mitigate the variable interest rate risk, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We adjust the value of the interest rate swap on a quarterly basis. The fair value of the interest rate swap was categorized as Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			September 30, 2009
	Level	Included In	Carrying Value	Fair Value
Marketable securities	1	Assets	$25,078	$25,078
2006 Senior Notes	1	Liabilities	$450,000	$453,317
2009 Senior Notes	1	Liabilities	$150,000	$151,106
Swap on the Term Loan Facility	2	Liabilities	$11,489	$11,489

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis in accordance with ASC 820. As described in Note 8—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the second quarter of 2009 as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12:	Income Taxes

We are a limited liability company and have elected to be treated as a partnership for income tax purposes. As such, our U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Our Parent holds 100% of our Class A membership interests; and therefore, our activity is reported on our Parent’s income tax returns. Under the terms of the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended (the “December 2004 Agreement”), among the Company, SkyTerra Communications, Inc. (“SkyTerra”), the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), DIRECTV retained the domestic tax benefits of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations. For the three and nine months ended September 30, 2009, we recorded a net income tax expense of $1.0 million and $0.8 million, respectively. Our income tax expense was partially offset by an income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. For the three and nine months ended September 30, 2008, we recorded $2.3 million and $4.1 million, respectively, of income tax expense.

For the three and nine months ended September 30, 2009, certain of our foreign subsidiaries utilized $0.1 million and $1.4 million, respectively, of their net operating loss carry-forwards. Since they have not met the “more likely than not” criteria of ASC 740, they maintain a full valuation allowance on their deferred tax assets as of September 30, 2009. In accordance with ASC 805, any benefit realized from the reversal of the U.K. and German valuation allowance associated with the utilization of their respective deferred tax assets will be recorded as a reduction to income tax expense.

For the nine months ended September 30, 2009, we did not identify any significant uncertain tax positions. As a result, we did not accrue any interest or penalties associated with uncertain tax positions. We recognize interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in our Condensed Consolidated Statements of Operations. We do not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	1994 and forward
United States - Various States	1994 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2004 and forward
India	1995 and forward
Brazil	2003 and forward

Note 13:	Employee Share-Based Payments

HCI’s 2006 Equity and Incentive Plan

In January 2006, HCI’s Board of Directors approved the HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of HCI and its subsidiaries who are selected by HCI’s Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.7 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively and of $1.9 million and $2.1 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had $3.5 million

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which is recognized over a weighted average life of 1.54 years.
Summaries of non-vested restricted stock awards, excluding awards issued to HCI’s directors, and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	144,100	$47.41
Forfeited	(5,300)	$46.18
Vested	(66,215)	$47.42
Non-vested at September 30, 2009	72,585	$47.48

The total fair value of vested shares for the nine months ended September 30, 2009 and 2008 were $3.1 million and $5.0 million, respectively.

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Vested	(1,500)	$50.00
Non-vested at September 30, 2009	10,850	$31.83

The fair value of vested shares was $ 0.1 million for the nine months ended September 30, 2009. None of the restricted stock units vested during the nine months ended September 30, 2008.

Stock Option Program

On April 24, 2008, HCI’s Compensation Committee made awards of stock options under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2011. The grant and exercise price of the stock options was the closing price of HCI’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee of HCI delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of HCI and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The key assumptions for the option awards are as follows:

Nine Months Ended
September 30, 2009
Volatility range	47.92% — 55.00%
Weighted-average volatility	47.98%
Expected term	5 years
Risk-free interest rate range	1.50% — 1.71%
Weighted-average risk-free interest rate	1.71%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Retired	(546,900)	$54.00
Granted	546,900	$14.47	9.80	$-
Forfeited or expired	(2,300)	$23.06
Outstanding at June 30, 2009	550,100	$14.49	9.80	$4,586
Forfeited or expired	(500)	$14.47
Outstanding at September 30, 2009	549,600	$14.49	9.54	$8,709
Vested and expected to vest at September 30, 2009	494,640	$14.49	9.54	$7,838
Exercisable at September 30, 2009	-	$-
* In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $0.9 million and $0.8 million compensation expense for the three months ended September 30, 2009 and 2008, respectively, and $2.6 million and $1.3 million compensation expense for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we had $10.0 million of unrecognized compensation expense for non-vested stock options, which are expected to be recognized over a weighted average period of 3.54 years. No stock options vested during the three months ended September 30, 2009.

Bonus Unit Plan

In July 2005, we adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by the Company at the time of the predetermined exchange dates, they are entitled to exchange their

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

vested bonus units for shares of HCI’s common stock. The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of HCI’s common stock. The number of HCI’s common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of the Company’s net equity at the time of the grant.

On September 19, 2008, we issued 310,000 bonus units to certain employees of the Company pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to ASC 718, “Compensation—Stock Compensation,” we amortize the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. We recognized compensation expense of $0.2 million and $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and of $0.6 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. There were no bonus units granted or forfeited during the three and nine months ended September 30, 2009. As of September 30, 2009, there were 2.5 million non-vested bonus units outstanding.

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. Pursuant to ASC 718, the Company determined that the Class B membership interests had nominal value at the date of grant, and minimal compensation expense was recorded for each of the three months ended September 30, 2009 and 2008 and $0.1 million of compensation expense for each of the nine months ended September 30, 2009 and 2008. There were no Class B membership interests granted or forfeited during the three and nine months ended September 30, 2009. As of September 30, 2009, there were 3,656 outstanding Class B membership interests.

Note 14:	Long-Term Cash Incentive Retention Program

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

In accordance with the Retention Program, the Company established the earnings goal in March 2008, which was equivalent to its planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating the Company’s covenant compliance under its credit agreements and the indentures governing the Senior Notes. The Company successfully attained 100% of its Adjusted EBITDA goal for 2008. As a result, the Company paid $14.7 million, in the aggregate, to participants under the Retention Program in 2009.

Note 15:	Transactions with Related Parties

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Hughes Telematics, Inc.

In July 2006, we granted a limited license to HTI allowing HTI to use the HUGHES trademark. The license is limited in that HTI may use the HUGHES trademark only in connection with its business of automotive telematics and only in combination with the TELEMATICS name. As partial consideration for the license, the agreement provides that we will be HTI’s preferred engineering services provider. The license is royalty-free, except that HTI has agreed to pay a royalty to us in the event HTI no longer has a commercial or affiliated relationship with us. As contemplated by the license terms, we have commenced providing development services and equipment to HTI.

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby we agreed to assume the rights and performance obligations of HTI in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. However, as a result of the Merger, as defined and described below, our obligations to HTI and its customer expired when HTI became a public company in March 2009 with an initial market capitalization value greater than $300.0 million.

In January 2008, we entered into an agreement with HTI for the development of an automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provided that, subject to certain specified performance conditions, we will serve as the exclusive manufacturer and supplier of TCU’s for HTI.

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

In August 2009, HTI terminated substantially all of the development and manufacturing activities with us as a result of the bankruptcy filing of one of HTI’s customers. We are working closely with HTI to conclude the program and to settle all remaining obligations.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of September 30, 2009. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired an equity investment in Hughes Systique Series A Preferred shares of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of September 30, 2009, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

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

95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffery A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of September 30, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 9—Short Term and Long-Term Debt.

Smart & Final, Inc. (“Smart & Final”)

As of September 30, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final. We provide broadband products and services to Smart & Final.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
HTI	$7,567	$10,079	$22,295	$22,271
Smart & Final	129	198	395	613
Total sales	$7,696	$10,277	$22,690	$22,884
Purchases:
Hughes Systique	$2,688	$3,412	$7,569	$7,195
HCI	2,212	443	6,721	4,143
95 West Co.	-	-	-	750
Intelsat(1)	-	-	-	10,074
Total purchases	$4,900	$3,855	$14,290	$22,162
(1) Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Due from related parties:
HTI	$11,631	$6,734
Smart & Final	58	30
Total due from related parties	$11,689	$6,764
Due to related parties:
HCI	$1,122	$1,112
Hughes Systique	1,694	1,507
Total due to related parties	$2,816	$2,619

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:	Segment Data

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

There are no intersegment transactions. Selected financial information for our operating segments is as follows (in thousands):

	North America Broadband	International Broadband	Telecom Systems	Corporate	Consolidated
As of or For the Three Months Ended September 30, 2009
Revenues	$174,123	$47,521	$28,825	$-	$250,469
Operating income	$10,629	$3,616	$2,642	$-	$16,887
Depreciation and amortization	$22,179	$3,419	$1,111	$-	$26,709
Assets	$682,433	$184,348	$48,178	$286,813	$1,201,772
Capital expenditures	$38,611	$1,923	$233	$2,443	$43,210
As of or For the Three Months Ended September 30, 2008
Revenues	$169,400	$60,056	$42,263	$-	$271,719
Operating income	$4,296	$6,390	$8,645	$-	$19,331
Depreciation and amortization	$15,411	$2,396	$986	$-	$18,793
Assets	$645,279	$198,851	$65,842	$179,530	$1,089,502
Capital expenditures	$7,355	$2,961	$352	$1,928	$12,596
As of or For the Nine Months Ended September 30, 2009
Revenues	$514,973	$142,925	$87,431	$-	$745,329
Operating income (loss)*	$(24,391)	$9,952	$10,742	$-	$(3,697)
Depreciation and amortization	$60,601	$9,135	$3,052	$-	$72,788
Assets	$682,433	$184,348	$48,178	$286,813	$1,201,772
Capital expenditures	$84,942	$11,836	$1,051	$6,439	$104,268
As of or For the Nine Months Ended September 30, 2008
Revenues	$487,431	$170,121	$116,677	$-	$774,229
Operating income	$12,589	$14,090	$19,845	$-	$46,524
Depreciation and amortization	$39,241	$6,814	$2,853	$-	$48,908
Assets	$645,279	$198,851	$65,842	$179,530	$1,089,502
Capital expenditures	$46,775	$7,841	$1,733	$7,168	$63,517
* Operating loss for North America Broadband includes the $44.4 million impairment loss related to our prepaid deposit. See Note 8—Other Assets for further discussion.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17:	Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(1,354)	$3,620	$(51,078)	$7,782
Other comprehensive income (loss):
Foreign currency translation adjustments	530	(6,909)	5,672	(7,375)
Reclassification of realized loss on hedging instruments	1,310	727	3,275	1,330
Unrealized gain (loss) on hedging instruments	(2,729)	(1,749)	2,639	(1,922)
Unrealized loss on available-for-sale securities	(2)	(46)	(2)	(21)
Total other comprehensive income (loss)	(891)	(7,977)	11,584	(7,988)
Comprehensive loss	(2,245)	(4,357)	(39,494)	(206)
Comprehensive (income) loss attributable to the noncontrolling interest	(293)	372	(1,223)	696
Comprehensive income (loss) attributable to HNS	$(2,538)	$(3,985)	$(40,717)	$490

Note 18:	Net Income Attributable to HCI and Transfer from the Noncontrolling Interest

	Nine Months Ended
	September 30,
	2009	2008
Net income (loss) attributable to HNS	$(52,134)	$7,677
Transfers from the noncontrolling interest:
Decrease in HNS paid-in capital for purchase of subsidiary shares	(391)	-
Change from net income (loss) attributable to HNS and transfers from the noncontrolling interest	$(52,525)	$7,677

Note 19:	Commitments and Contingencies

Litigation

We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

In March 2009, we received an arbitral award against Sea Launch entitling us to a full refund of the Sea Launch Deposit, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by the Company on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA, we were entitled to terminate due to the

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

launch delay and receive a refund of the Deposit made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our payments and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying unaudited Condensed Consolidated Statements of Operations.

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters. As a result, we have not recorded a liability for either of these matters. Our management believes that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

Other

In June 2009, we entered into an agreement with SS/L, under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $15.6 million that were undrawn as of September 30, 2009. Of this amount, $3.0 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.8 million related to insurance bonds; and $10.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of September 30, 2009, these obligations were scheduled to expire as follows: $3.5 million in 2009; $7.5 million in 2010; $1.8 million in 2011; and $2.8 million in 2012 and thereafter.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20:	Supplemental Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheet as of September 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$193,794	$1,084	$14,283	$-	$209,161
Marketable securities	25,078	-	-	-	25,078
Receivables, net	118,952	3,018	54,482	(10,844)	165,608
Inventories	53,215	145	13,866	-	67,226
Prepaid expenses and other	9,440	327	13,778	-	23,545
Total current assets	400,479	4,574	96,409	(10,844)	490,618
Property, net	510,860	32,601	25,873	-	569,334
Investment in subsidiaries	108,443	-	-	(108,443)	-
Other assets	117,454	4,516	20,194	(344)	141,820
Total assets	$1,137,236	$41,691	$142,476	$(119,631)	$1,201,772
Liabilities and equity
Accounts payable	$82,567	$3,902	$27,516	$(10,844)	$103,141
Short-term debt	2,088	-	4,307	-	6,395
Accrued liabilities and other	138,946	951	28,491	-	168,388
Total current liabilities	223,601	4,853	60,314	(10,844)	277,924
Long-term debt	710,123	-	4,703	-	714,826
Other long-term liabilities	13,128	-	-	-	13,128
Total HNS owners' equity	190,384	30,984	77,459	(108,443)	190,384
Noncontrolling interest	-	5,854	-	(344)	5,510
Total liabilities and equity	$1,137,236	$41,691	$142,476	$(119,631)	$1,201,772

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$75,956	$2,013	$22,293	$-	$100,262
Receivables, net	147,424	2,007	66,109	(15,281)	200,259
Inventories	57,453	666	7,366	-	65,485
Prepaid expenses and other	8,030	284	12,111	-	20,425
Total current assets	288,863	4,970	107,879	(15,281)	386,431
Property, net	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	92,057	-	-	(92,057)	-
Other assets	173,531	10,614	2,261	-	186,406
Total assets	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107
Liabilities and equity
Accounts payable	$57,488	$3,133	$35,327	$(15,281)	$80,667
Short-term debt	4,391	-	3,861	-	8,252
Accrued liabilities and other	128,813	761	29,841	-	159,415
Total current liabilities	190,692	3,894	69,029	(15,281)	248,334
Long-term debt	574,771	-	3,527	-	578,298
Other long-term liabilities	18,005	-	-	-	18,005
Total HNS owners' equity	230,838	36,658	55,399	(92,057)	230,838
Noncontrolling interest	-	4,632	-	-	4,632
Total liabilities and equity	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$216,258	$3,918	$34,568	$(4,275)	$250,469
Operating costs and expenses:
Costs of revenues	158,179	2,237	25,744	(3,620)	182,540
Selling, general and administrative	37,667	1,286	5,906	(655)	44,204
Research and development	4,792	661	-	-	5,453
Amortization of intangible assets	1,103	282	-	-	1,385
Total operating costs and expenses	201,741	4,466	31,650	(4,275)	233,582
Operating income (loss)	14,517	(548)	2,918	-	16,887
Other income (expense):
Interest expense	(17,418)	-	(309)	-	(17,727)
Interest and other income, net	397	-	70	-	467
Equity in earnings of subsidiaries	1,181	-	-	(1,181)	-
Income (loss) before income tax expense	(1,323)	(548)	2,679	(1,181)	(373)
Income tax expense	(247)	-	(734)	-	(981)
Net income (loss)	(1,570)	(548)	1,945	(1,181)	(1,354)
Net (income) loss attributable to the noncontrolling interest	-	(302)	86	-	(216)
Net income (loss) attributable to HNS	$(1,570)	$(850)	$2,031	$(1,181)	$(1,570)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$225,447	$4,951	$47,806	$(6,485)	$271,719
Operating costs and expenses:
Costs of revenues	171,634	2,358	34,522	(5,645)	202,869
Selling, general and administrative	32,717	1,441	8,079	(840)	41,397
Research and development	5,759	734	-	-	6,493
Amortization of intangible assets	1,347	282	-	-	1,629
Total operating costs and expenses	211,457	4,815	42,601	(6,485)	252,388
Operating income	13,990	136	5,205	-	19,331
Other income (expense):
Interest expense	(13,732)	-	(363)	-	(14,095)
Interest and other income, net	535	-	137	-	672
Equity in earnings of subsidiaries	2,853	-	-	(2,853)	-
Income before income tax expense	3,646	136	4,979	(2,853)	5,908
Income tax expense	(61)	-	(2,227)	-	(2,288)
Net income	3,585	136	2,752	(2,853)	3,620
Net (income) loss attributable to the noncontrolling interest	-	(48)	13	-	(35)
Net income attributable to HNS	$3,585	$88	$2,765	$(2,853)	$3,585

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$649,308	$7,945	$103,823	$(15,747)	$745,329
Operating costs and expenses:
Costs of revenues	484,072	4,405	76,677	(13,488)	551,666
Selling, general and administrative	112,105	3,844	18,612	(2,259)	132,302
Loss on impairment	44,400	-	-	-	44,400
Research and development	14,414	2,088	-	-	16,502
Amortization of intangible assets	3,311	845	-	-	4,156
Total operating costs and expenses	658,302	11,182	95,289	(15,747)	749,026
Operating income (loss)	(8,994)	(3,237)	8,534	-	(3,697)
Other income (expense):
Interest expense	(46,389)	-	(717)	-	(47,106)
Interest and other income, net	294	-	206	-	500
Equity in earnings of subsidiaries	3,582	-	-	(3,582)	-
Income (loss) before income tax expense	(51,507)	(3,237)	8,023	(3,582)	(50,303)
Income tax expense	(627)	-	(148)	-	(775)
Net income (loss)	(52,134)	(3,237)	7,875	(3,582)	(51,078)
Net (income) loss attributable to the noncontrolling interest	-	(1,440)	384	-	(1,056)
Net income (loss) attributable to HNS	$(52,134)	$(4,677)	$8,259	$(3,582)	$(52,134)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$655,904	$9,344	$133,363	$(24,382)	$774,229
Operating costs and expenses:
Costs of revenues	496,081	4,195	94,517	(21,698)	573,095
Selling, general and administrative	103,920	4,125	24,600	(2,684)	129,961
Research and development	17,705	2,040	-	-	19,745
Amortization of intangible assets	4,153	751	-	-	4,904
Total operating costs and expenses	621,859	11,111	119,117	(24,382)	727,705
Operating income (loss)	34,045	(1,767)	14,246	-	46,524
Other income (expense):
Interest expense	(36,170)	-	(1,135)	-	(37,305)
Interest and other income, net	2,165	-	499	-	2,664
Equity in earnings of subsidiaries	7,757	-	-	(7,757)	-
Income (loss) before income tax expense	7,797	(1,767)	13,610	(7,757)	11,883
Income tax expense	(120)	-	(3,981)	-	(4,101)
Net income (loss)	7,677	(1,767)	9,629	(7,757)	7,782
Net (income) loss attributable to the noncontrolling interest	-	(145)	40	-	(105)
Net income (loss) attributable to HNS	$7,677	$(1,912)	$9,669	$(7,757)	$7,677

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(52,134)	$(3,237)	$7,875	$(3,582)	$(51,078)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	167,647	6,491	(3,587)	3,582	174,133
Net cash provided by operating activities	115,513	3,254	4,288	-	123,055
Cash flows from investing activities:
Change in restricted cash	(1)	-	(71)	-	(72)
Purchases of marketable securities	(25,080)	-	-	-	(25,080)
Expenditures for property	(80,308)	(4,183)	(9,462)	-	(93,953)
Expenditures for capitalized software	(10,315)	-	-	-	(10,315)
Proceeds from sale of property	22	-	317	-	339
Long-term loan	(10,000)	-	-	-	(10,000)
Other, net	(410)	-	(345)	-	(755)
Net cash used in investing activities	(126,092)	(4,183)	(9,561)	-	(139,836)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(1,315)	-	(1,315)
Long-term debt borrowings	137,490	-	4,828	-	142,318
Repayment of long-term debt	(4,461)	-	(2,371)	-	(6,832)
Debt issuance costs	(4,612)	-	-	-	(4,612)
Net cash provided by financing activities	128,417	-	1,142	-	129,559
Effect of exchange rate changes on cash and cash equivalents	-	-	(3,879)	-	(3,879)
Net increase (decrease) in cash and cash equivalents	117,838	(929)	(8,010)	-	108,899
Cash and cash equivalents at beginning of period	75,956	2,013	22,293	-	100,262
Cash and cash equivalents at end of period	$193,794	$1,084	$14,283	$-	$209,161

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2008
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$7,677	$(1,767)	$9,629	$(7,757)	$7,782
Adjustments to reconcile net income (loss) to net cash flows from operating activities	23,934	6,831	(5,903)	7,757	32,619
Net cash provided by operating activities	31,611	5,064	3,726	-	40,401
Cash flows from investing activities:
Change in restricted cash	3,579	-	(532)	-	3,047
Proceeds from sales of marketable securities	3,000	-	-	-	3,000
Expenditures for property	(43,413)	(4,808)	(4,770)	-	(52,991)
Expenditures for capitalized software	(10,526)	-	-	-	(10,526)
Proceeds from sale of property	26	-	78	-	104
Acquisition of Helius, net of cash received	(10,543)	-	-	-	(10,543)
Net cash used in investing activities	(57,877)	(4,808)	(5,224)	-	(67,909)
Cash flows from financing activities:
Net increase in notes and loans payable	-	-	403	-	403
Long-term debt borrowings	86	-	2,453	-	2,539
Repayment of long-term debt	(8,870)	-	(2,579)	-	(11,449)
Net cash provided by (used in) financing activities	(8,784)	-	277	-	(8,507)
Effect of exchange rate changes on cash and cash equivalents	-	-	5,059	-	5,059
Net increase (decrease) in cash and cash equivalents	(35,050)	256	3,838	-	(30,956)
Cash and cash equivalents at beginning of period	113,530	150	15,547	-	129,227
Cash and cash equivalents at end of period	$78,480	$406	$19,385	$-	$98,271

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. Our broadband network services and systems are provided to the international and domestic enterprise markets, and our satellite Internet access is provided to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

Net loss attributable to the Company was $1.6 million and $52.1 million for the three and nine months ended September 30, 2009, respectively, compared to a net income attributable to the Company of $3.6 million and $7.7 million, respectively, for the same periods in 2008. The loss for the three months ended September 30, 2009 was mainly impacted by higher interest expense incurred from the issuance in May 2009 of $150 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and from higher marketing costs due to our expanded efforts in promoting our consumer business. The loss for the nine months ended September 30, 2009 was significantly impacted by the $44.4 million impairment loss recognized in the second quarter of 2009 associated with our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). For further discussion of the impairment loss, see Note 8—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. In addition to higher interest expense on the 2009 Senior Notes, the commencement of services on SPACEWAY 3 network in April 2008, for which the Company recognized $19.6 million of depreciation expense in 2009 compared to $12.5 million in 2008, also contributed to the loss for the nine months ended September 30, 2009.

Consumer Group— We have made significant investments in our Consumer group as we believe there is a large segment of this market that is underserved by terrestrial alternatives such as Digital Subscriber Line (“DSL”) and cable. We continue to review and adjust pricing policies relative to other competitive offerings in the marketplace in connection with our Consumer hardware and service offerings. In September 2008, we began offering customers the option to rent the equipment with a 24 month service contract. We believe that the consumer rental program will expand our customer base while providing customers with an economical alternative to purchasing the equipment. We have incurred and expect to continue to incur significant costs, including subscriber acquisition costs, related to hardware and associated marketing costs in our Consumer group. As of September 30, 2009, we had approximately 464,200 subscribers in our consumer business that generated consumer revenues of $107.1 million and $310.0 million for the three and nine months ended September 30, 2009, respectively.

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

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

On May 27, 2009, we, along with its subsidiary, HNS Finance Corp., as co-issuer, completed the offering of the 2009 Senior Notes. The notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. We intend to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

In February 2008, we completed the acquisition of Helius, Inc., which was subsequently converted to a limited liability company, Helius, LLC (“Helius”). Helius operates within our North America Broadband segment due to the nature of its business activities, its customer base and similarities with the North America Enterprise group. We believe that the combination of Helius’ internet protocol television solutions and our extensive broadband networking experience and customer base will create synergies that facilitate long-term sales growth. For further discussion of this acquisition, see Note 2—Acquisition of Helius, Inc. to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third party leasing company as part of their service agreement under which payments are made over a fixed term.

Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems, Telematics, and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based or telematics voice and data services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following tables present our revenues by segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$175,305	$156,859	$18,446	11.8%
Hardware sales	75,164	114,860	(39,696)	(34.6)%
Total revenues	$250,469	$271,719	$(21,250)	(7.8)%
Revenues by end market:
North America Broadband:
Consumer	$107,085	$95,817	$11,268	11.8%
Enterprise	67,038	73,583	(6,545)	(8.9)%
Total North America Broadband	174,123	169,400	4,723	2.8%
International Broadband:
Enterprise	47,521	60,056	(12,535)	(20.9)%
Telecom Systems:
Mobile Satellite Systems	17,309	27,198	(9,889)	(36.4)%
Telematics	8,709	10,079	(1,370)	(13.6)%
Terrestrial Microwave	2,807	4,986	(2,179)	(43.7)%
Total Telecom Systems	28,825	42,263	(13,438)	(31.8)%
Total revenues	$250,469	$271,719	$(21,250)	(7.8)%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended September 30, 2009 and 2008:

	As of or For the Three Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Churn rate	2.30%	2.62%	(0.32)%	(12.2)%
ARPU	$71	$68	$3	4.4%
Average monthly gross subscriber additions	16,800	14,700	2,100	14.3%
Subscribers	490,000	420,700	69,300	16.5%

North America Broadband Segment

Revenue from our Consumer group for the three months ended September 30, 2009 increased by 11.8% to $107.1 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of September 30, 2009 and 2008, we achieved a total subscription base of 490,000 and 420,700, respectively, which included 25,800 and 14,800 subscribers in our small/medium enterprise and wholesale businesses, respectively. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU. For the three months ended September 30, 2009, ARPU was $71 compared to $68 for the same period in 2008.

Revenue from our North American Enterprise group for the three months ended September 30, 2009 decreased by 8.9% to $67.0 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

International Broadband Segment

Revenue from our International Enterprise group for the three months ended September 30, 2009 decreased by 20.9% to $47.5 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $3.9 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of September 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended September 30, 2009 decreased by 31.8% to $28.8 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group may fluctuate on a quarter to quarter basis. Additionally, the decrease was partially impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Revenues:
Services revenues	$509,871	$454,740	$55,131	12.1%
Hardware sales	235,458	319,489	(84,031)	(26.3)%
Total revenues	$745,329	$774,229	$(28,900)	(3.7)%
Revenues by end market:
North America Broadband:
Consumer	$310,020	$280,704	$29,316	10.4%
Enterprise	204,953	206,727	(1,774)	(0.9)%
Total North America Broadband	514,973	487,431	27,542	5.7%
International Broadband:
Enterprise	142,925	170,121	(27,196)	(16.0)%
Telecom Systems:
Mobile Satellite Systems	55,144	81,351	(26,207)	(32.2)%
Telematics	23,437	22,271	1,166	5.2%
Terrestrial Microwave	8,850	13,055	(4,205)	(32.2)%
Total Telecom Systems	87,431	116,677	(29,246)	(25.1)%
Total revenues	$745,329	$774,229	$(28,900)	(3.7)%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the nine months ended September 30, 2009 and 2008:

	As of or For the Nine Months Ended
	September 30,		Variance
	2009	2008	Amount	%
Churn rate	2.29%	2.36%	(0.07)%	(3.0)%
ARPU	$70	$68	$2	2.9%
Average monthly gross subscriber additions	17,000	14,200	2,800	19.7%
Subscribers	490,000	420,700	69,300	16.5%

North America Broadband Segment

Revenue from our Consumer group for the nine months ended September 30, 2009 increased by 10.4% to $310.0 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) targeted service plans, with higher prices coincident with higher broadband capacity to meet the consumer customer’s broadband access requirements; and (iii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of September 30, 2009 and 2008, we achieved a total subscription base of 490,000 and 420,700, respectively, which included 25,800 and 14,800 subscribers in our small/medium enterprise and wholesale businesses, respectively. For the nine months ended September 30, 2009, ARPU was $70 compared to $68 for the same period in 2008.

Revenue from our North American Enterprise group for the nine months ended September 30, 2009 decreased slightly by 0.9% to $205.0 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. The decrease in hardware sales was partially offset by the increase in services revenues resulting from an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the third quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

International Broadband Segment

Revenue from our International Enterprise group for the nine months ended September 30, 2009 decreased by 16.0% to $142.9 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $20.5 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of September 30, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the nine months ended September 30, 2009 decreased by 25.1% to $87.4 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group fluctuate on a quarter to quarter basis. Additionally, the decrease was impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

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

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 985-20, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) certain sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the initial contract period or the useful life of the hardware as a component of cost of hardware products sold for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

Selling, General and Administrative (“SG&A”)—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, channel compensations on new activations which are deferred and amortized over the initial consumer contract period, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

Research and Development (“R&D”)—R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$175,305	$156,859	$18,446	11.8%
Hardware sales	75,164	114,860	(39,696)	(34.6)%
Total revenues	$250,469	$271,719	$(21,250)	(7.8)%
% of revenue to total revenues:
Services revenues	70.0%	57.7%
Hardware sales	30.0%	42.3%

Services Revenues

The increase in services revenue for the three months ended September 30, 2009 was primarily due higher revenue of $15.8 million from our Consumer group to $98.2 million compared to $82.4 million for the same period in 2008. The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize our consumer rental program introduced in September 2008, for which the Company recognized services revenue of $4.9 million and nominal for the three months ended September 30, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $1.6 million from our North America Enterprise group to $40.4 million for the three months ended September 30, 2009 compared to $38.8 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in the third quarter of 2009 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $5.5 million to $31.1 million for the three months ended September 30, 2009 compared to $25.6 million for the same period in 2008, primarily due to an increase in the numbers of enterprise sites in service across Europe and Brazil.

Partially offsetting the increase in services revenue was a revenue decrease of $4.5 million from our Telecom Systems segment to $5.6 million for the three months ended September 30, 2009 compared to $10.1 million for the same period in 2008. The decrease was a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

Hardware Sales

Hardware sales decreased primarily due to the reduction in hardware sales from our International Broadband segment of $18.1 million to $16.4 million for the three months ended September 30, 2009 compared to $34.5 million for the same period in 2008. The decrease was primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Hardware sales from our North America Broadband segment also decreased by $12.6 million to $35.6 million for the three months ended September 30, 2009 compared to $48.2 million for the same period in 2008. Hardware sales from the North America Enterprise group decreased by $8.1 million to $26.7 million for the same period in 2009 compared to $34.8 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $4.5 million to $8.9 million for the three months ended September 30, 2009 compared to $13.4 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program.

Further contributing to the decrease in hardware sales was a reduction of hardware sales from our Telecom Systems segment of $9.0 million to $23.2 million for the three months ended September 30, 2009 compared to $32.2 million for the same period in 2008, primarily due to several development contracts in the Mobile Satellite group reaching their completion stage.

Cost of Revenues

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$108,894	$105,988	$2,906	2.7%
Cost of hardware products sold	73,646	96,881	(23,235)	(24.0)%
Total cost of revenues	$182,540	$202,869	$(20,329)	(10.0)%
Services cost as a % of services revenues	62.1%	67.6%
Hardware cost as a % of hardware revenues	98.0%	84.3%

Cost of Services

Cost of services increased partly due to higher fixed expenses of $1.5 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service and depreciation expense increased by $8.1 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $6.2 million for the three months ended September 30, 2009 compared to the same period in 2008, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of services in our International Broadband segment increased by $3.5 million primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a reduction of service costs in the Telematics group as a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

Cost of Hardware Products Sold

Cost of hardware products sold decreased mainly due to a reduction of $10.6 million in costs from our International Broadband segment to $11.3 million for the three months ended September 30, 2009 compared to $21.9 million for the same period in 2008 and a reduction of $7.7 million in costs from our North America Broadband segment to $43.4 million for the three months ended September 30, 2009 compared to $51.1 million for the same period in 2008 as a result of the decrease in hardware sales. In addition, cost of hardware products sold from our Telecom Systems segment decreased by $4.8 million mainly attributable to lower sales in the Mobile Satellite group.

Selling, General and Administrative Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$44,204	$41,397	$2,807	6.8%
% of revenue	17.6%	15.2%

The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing expense to increase by $4.5 million. Partially offsetting the increase was lower administrative costs as we increased our effort in reducing SG&A expense and compensation expense for the three months ended September 30, 2009.

Research and Development

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$5,453	$6,493	$(1,040)	(16.0)%
% of revenue	2.2%	2.4%

R&D decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$1,385	$1,629	$(244)	(15.0)%
% of revenue	0.6%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 740-805, “Income Taxes—Business Combinations.”

Operating Income

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income	$16,887	$19,331	$(2,444)	(12.6)%
% of revenue	6.7%	7.1%

The decrease in operating income was mainly due to higher marketing expense as a result of our expanded efforts in promoting our consumer business. Partially offsetting the decrease was lower R&D costs and our effort in reducing SG&A expense for the three months ended September 30, 2009.

Interest Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$17,727	$14,095	$3,632	25.8%

Interest expense primarily relates to interest accrued on the 2009 Senior Notes, the $450 million unsecured senior notes (the “2006 Senior Notes”) and the $115 million borrowing under the term loan facility (the “Term Loan Facility”) less capitalized interest associated with the construction of our satellites. The increase in interest expense was mainly due to $4.1 million of interest incurred, which included the accretion of the original issue discount, relating to the 2009 Senior Notes offered in May 2009. The increase was partially offset by the capitalization of interest associated with the construction of the Jupiter satellite, which began in July 2009.

Interest and Other Income (Loss), Net

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$468	$666	$(198)	(29.7)%
Other income (loss), net	(1)	6	(7)	(116.7)%
Total interest and other income (loss), net	$467	$672	$(205)	(30.5)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the three months ended September 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Three Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$981	$2,288	$(1,307)	(57.1)%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the three months ended September 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$509,871	$454,740	$55,131	12.1%
Hardware sales	235,458	319,489	(84,031)	(26.3)%
Total revenues	$745,329	$774,229	$(28,900)	(3.7)%
% of revenue to total revenues:
Services revenues	68.4%	58.7%
Hardware sales	31.6%	41.3%

Services Revenues

The increase in services revenue for the nine months ended September 30, 2009 was primarily due to an increase in revenue of $40.7 million from our Consumer group to $279.6 million for the nine months ended September 30, 2009 compared to $238.9 million for the same period in 2008. The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize the consumer rental program introduced in September 2008, for which the Company recognized services revenue of $10.0 million and nominal for the nine months ended

September 30, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $8.8 million from our North America Enterprise group to $121.8 million for the nine months ended September 30, 2009 compared to $113.0 million for the same period in 2008, mainly as a result of an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to the increase in services revenue was a revenue increase of $8.1 million from our International Broadband segment to $87.7 million for the nine months ended September 30, 2009 from $79.6 million for the same period in 2008, primarily due to the continued growth in the number of enterprise sites in service internationally.

Offsetting the increase in services revenue was a revenue decrease of $2.4 million from our Telecom Systems segment to $20.8 million for the nine months ended September 30, 2009 compared to $23.2 million for the same period in 2008. The decrease was a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

Hardware Sales

Hardware sales decreased mainly due to the decrease of $35.3 million in revenue from our International Broadband segment to $55.2 million for the nine months ended September 30, 2009 compared to $90.5 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

In addition, hardware sales from our Telecom Systems segment decreased by $26.8 million to $66.7 million for the nine months ended September 30, 2009 compared to $93.5 million for the same period in 2008. The decrease was mainly due to several development contracts in the Mobile Satellite group reaching their completion stage.

Further contributing to the decrease in hardware sales was a reduction of $21.9 million from our North America Broadband segment to $113.6 million for the nine months ended September 30, 2009 compared to $135.5 million for the same period in 2008. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $11.3 million to $30.5 million for the nine months ended September 30, 2009 compared to $41.8 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Hardware sales from our North America Enterprise group decreased by $10.6 million to $83.1 million for the nine months ended September 30, 2009 compared to $93.7 million for the same period in 2008 as a result of changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues.

Cost of Revenues

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$326,532	$301,875	$24,657	8.2%
Cost of hardware products sold	225,134	271,220	(46,086)	(17.0)%
Total cost of revenues	$551,666	$573,095	$(21,429)	(3.7)%
Services cost as a % of services revenues	64.0%	66.4%
Hardware cost as a % of hardware revenues	95.6%	84.9%

Cost of Services

Cost of services increased partly due to higher fixed expenses of $13.2 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, network services, wire line and wireless costs, and depreciation expense increased by $21.8 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $12.1 million, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of services in our International Broadband segment increased by $4.2 million primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a reduction of service costs in the Telematics group as a result of the unfavorable impact of the economy in the automobile industry causing HTI to terminate substantially all of the development and manufacturing activities with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group will be reduced significantly.

Cost of Hardware Products Sold

Corresponding with the decrease in hardware sales, cost of hardware products sold within the respective group decreased for the nine months ended September 30, 2009 compared to the same period in 2008. Cost of hardware products sold from our Telecom Systems segment, International Broadband segment, and North America Broadband segment decreased by $18.7 million, $18.4 million and $8.9 million, respectively, for the nine months ended September 30, 2009 compared to $70.4 million, $56.3 million, and $144.4 million, respectively, for the same period in 2008.

Selling, General and Administrative Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$132,302	$129,961	$2,341	1.8%
% of revenue	17.8%	16.8%

The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing costs to increase by $12.2 million. The increase was partially offset by lower compensation expense of $8.4 million related to the Retention Program and lower administrative costs of $1.2 million as we increased our efforts in reducing SG&A expense in 2009.

Loss on Impairment

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairment	$44,400	$-	$44,400	*
% of revenue	6.0%	0.0%
* Percentage not meaningful.

As result of our evaluation of the Deposit, we concluded that the value of the Deposit was impaired and have recorded an impairment loss of $44.4 million in June 2009. For further discussion of the impairment loss, see Note 8—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

Research and Development

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$16,502	$19,745	$(3,243)	(16.4)%
% of revenue	2.2%	2.6%

R&D decreased due to a reduction in development activities in our North America Broadband segment.

Amortization of Intangible Assets

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$4,156	$4,904	$(748)	(15.3)%
% of revenue	0.6%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 740-805.

Operating Income (Loss)

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income (loss)	$(3,697)	$46,524	$(50,221)	(107.9)%
% of revenue	(0.5)%	6.0%

Our operating income decreased significantly due to the $44.4 million impairment loss recognized in the second quarter of 2009 associated with the Deposit. For further discussion of the impairment loss, see Note 8—Other Assets to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report. Also contributing to the decrease in our operating income was (i) our expanded efforts in promoting our consumer business resulting higher marketing expense of $12.2 million and (ii) higher depreciation expense of $7.1 million related to our SPACEWAY 3, which was placed into service in April 2008. The decrease was partially offset by lower compensation expense of $8.4 million related to the Retention Program as it vested in the second quarter of 2009.

Interest Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$47,106	$37,305	$9,801	26.3%

Interest expense primarily relates to interest accrued on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. Interest expense increased by $4.3 million due to the discontinuation of capitalized interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008, which was partially offset by the capitalization of interest related to the construction of the Jupiter satellite. We also recognized $5.8 million of interest expense, which included the accretion of the original issue discount, on the 2009 Senior Notes offered in May 2009.

Interest and Other Income (Loss), Net

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$865	$2,569	$(1,704)	(66.3)%
Other income (loss), net	(365)	95	(460)	(484.2)%
Total interest and other income (loss), net	$500	$2,664	$(2,164)	(81.2)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the nine months ended September 30, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$775	$4,101	$(3,326)	81.1%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the nine months ended September 30, 2009, our income tax expense was partially offset by the income tax benefit generated by our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$123,055	$40,401	$82,654	204.6%
Investing activities	$(139,836)	$(67,909)	$71,927	105.9%
Financing activities	$129,559	$(8,507)	$138,066	1623.0%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $71.9 million. In addition, our net income, prior to depreciation and amortization expense of $72.8 million and impairment loss of $44.4 million, increased by $9.4 million for the nine months ended September 30, 2009.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to: (i) an increase in capital expenditures of $40.8 million, as set forth in the table below; (ii) an increase in net investing activities of $28.1 million; and (iii) a long-term loan of $10.0 million made to a customer. Partially offsetting the increase was the Helius acquisition of $10.5 million that occurred in February 2008.

Capital expenditures for the nine months ended September 30, 2009 and 2008 are shown as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$69,055	$17,939	$51,116
Jupiter program	16,282	-	16,282
Capitalized software	10,315	10,526	(211)
Capital expenditures—other	6,668	8,598	(1,930)
SPACEWAY program	1,948	26,454	(24,506)
Total capital expenditures	$104,268	$63,517	$40,751

Net Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from the Company’s offering of the 2009 Senior Notes completed on May 27, 2009.

Future Liquidity Requirements

As of September 30, 2009, our Cash and cash equivalents and Marketable securities were $234.2 million and our total debt was $721.2 million. We are significantly leveraged as a result of our indebtedness.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. We intend to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, we completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of September 30, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of September 30, 2009, we had recorded $6.5 million of accrued interest payable, including $1.7 million of prepaid interest received from the note holders, related to the 2009 Senior Notes.

Our $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2009 and December 31, 2008, we had recorded $19.6 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes. As of September 30, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

We have a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at our option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of September 30, 2009, the total outstanding letters of credit under the Revolving Credit Facility was $3.0 million. As a result, the available borrowing capacity under the Revolving Credit Facility as of September 30, 2009 was $47.0 million. As of September 30, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. As of September 30, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants as of September 30, 2009.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Reais, respectively. The balances outstanding as of September 30, 2009 and December 31, 2008 were an aggregate of $4.1 million and $2.6 million, respectively. Our Indian subsidiary may be restricted from paying dividends to us under the terms of these loans.

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

On February 4, 2008, our Parent, HCI, completed the acquisition of Helius, Inc. in connection with the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of the Company and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, HCI paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we have a remaining contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, as the surviving corporation, subject to Helius achieving certain post-closing performance goals. As of September 30, 2009, we performed an evaluation on Helius’ operating results and expect that Helius will not meet the performance goals. As a result, we do not expect to pay the Contingent Payment.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of September 30, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand, cash flow from operations and availability under our Revolving Credit Facility will enable us to meet our requirements for working capital, capital expenditures, debt service, research and development, remaining ground infrastructure expenditures for SPACEWAY 3, new acquisitions, initial milestone payments for development of our Jupiter satellite and, to a lesser extent, other on-going capital and operating expenditures. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which is subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

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

In June 2009, we entered into an agreement with SS/L, under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to pay SS/L upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first quarter of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 19—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of September 30, 2009, we had $15.6 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $3.0 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $0.8 million related to insurance bonds; and $10.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

General

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of its equity investments. We manage our exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2009, we had an estimated $12.4 million of foreign currency denominated receivables and payables outstanding, of which $5.6 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of September 30, 2009.

Marketable Securities Risk

We have a significant amount of cash that is invested in marketable securities which is subject to market risk due to changes in interest rates. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Interest Rate Risk

Our Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. We are subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent that we draw against the credit facility, increases in interest rates would have an adverse impact on our results of operations.

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2009 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 9 to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

Market Concentration and Credit Risk

We provide services and extend credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

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

Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, we have evaluated, with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in such rules) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Our management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all frauds. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to review our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are periodically involved in litigation in the ordinary course of our business involving claims regarding intellectual property infringement, product liability, property damage, personal injury, contracts, employment and worker’s compensation. We do not believe that there are any such pending or threatened legal proceedings, including ordinary litigation incidental to the conduct of our business and the ownership of our properties that, if adversely determined, would have a material adverse effect on our business, financial condition, results of operations or liquidity.

In March 2009, we received an arbitral award against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling us to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by us on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”) we sent a notice of termination to Sea Launch. Under the LSA we were entitled to terminate due to the launch delay and receive a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and in March 2009, the arbitration panel rendered its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award against Sea Launch have been stayed by the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and timetable. Based upon information made available in the bankruptcy proceedings, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying unaudited Condensed Consolidated Statements of Operations included in Part I-Item 1 of this report.

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. Based on our investigation, we believe that the allegations in both complaints are not meritorious and we intend to vigorously defend these matters.

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

The Company held an annual meeting of the Class A member on August 6, 2009. The Board of Directors of Hughes Communications, Inc., in its capacity as the sole Class A member of the Company, unanimously appointed each of the following individuals to the Board of Managers of the Company to hold such office until the next annual meeting of the Class A member and until their respective successors are duly elected and qualified: Andrew Africk, Aaron Stone, Pradman Kaul, and Jeffrey Leddy.

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

Date: November 4, 2009	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)