Form 10-K
period 2009-12-31
Hughes Network Systems, LLC
filed 2010-03-03
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☒ Yes ☐ No

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

Large accelerated filer  ☐                                                                 Accelerated filer  ☐

Non-accelerated filer  ☒    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of the registrant’s membership interests outstanding as of March 1, 2010 was as follows:

Class A Membership Interests: 95,000	Class B Membership Interests: 3,330

The aggregate market value of shares held by non-affiliates as of June 30, 2009 was $0.

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

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, is a telecommunications company formed on November 12, 2004. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet broadband access provider to North American consumers, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements. We also provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems.

Since our deployment of the first very small aperture terminal (“VSAT”) network in 1983, we have been a leader in commercial digital satellite communications and have achieved extensive depth and experience in the development, manufacturing and operation of satellite-based data, voice and video networks. Leveraging this expertise, we provide highly reliable, end-to-end communications with guaranteed quality of service to our enterprise customers regardless of the number of fixed or mobile sites or their geographic location. We started in this business as an equipment and system supplier. During 1988, we became a service provider to medium and large enterprises, including Fortune 1000 companies. In the early part of this decade, we leveraged our experience with our enterprise customers to expand our business into other growing market areas such as providing broadband Internet service to the Consumer market. In addition, we have strategically used our technology base and expertise in satellite communication to provide turnkey satellite ground systems and user terminal equipment to mobile system operators.

In August 2007, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) to support the market growth in our North American enterprise and consumer businesses, and in April 2008, we introduced service in North America on the SPACEWAY network. The commencement of service on the SPACEWAY network enables us to expand our business by increasing our addressable markets in North America.

In June 2009, we entered into an agreement for the design and manufacturing of a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We anticipate launching Jupiter in the first half of 2012.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically either lease transponder capacity from a third-party fixed satellite service provider or they construct and launch their own satellite. VSAT networks can operate independently or as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in four business segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises in North America. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate segment includes our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 17—Segment Data and Geographic Data to the Company’s audited consolidated financial statements included in Item 8 of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our Corporate segment, each of which is discussed in further detail below:

	North America Broadband Segment		International Broadband Segment	Telecom Systems Segment
	Consumer	Enterprise	Enterprise	Mobile Satellite Systems	Telematics	Terrestrial Microwave
Customer Base	• Consumer subscription services	• Enterprises, government and local government agencies in North America	• Enterprises, Telecom carriers and government agencies located outside of North America	• Mobile satellite- based voice and data service operators	• Telematics sevice providers	• Cellular mobile operators and local exchange carriers

2009 Revenues (in millions)	• $420	• $271	• $204	• $77	• $24	• $12

Products/Service Application(s)	• Internet access and equipment	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/terminals	• Telematics development	• Microwave- based networking equipment

	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access			• Wireless backhaul equipment for cellular service providers

	• IP VPN	• IP VPN	• IP VPN
		• Multicast file delivery/video streaming	• Multicast file delivery/video streaming
		• Customized business solutions	• Customized business solutions
		• Turnkey managed network services	• Turnkey managed network services
		- Program and Installation	- Program and Installation
		- Management	- Management
		- Maintenance	- Maintenance
		- Customer care	- Customer care
		• Inventory management	• Inventory management
		• Content distribution	• Content distribution
		• Online Learning	• Online Learning
		• Satellite and Terrestrial transport	• VoIP

Representative Customers

•  ExxonMobil Corporation, Blockbuster, Inc., GTECH Corporation, Lowe's, Wendy's International, BP, Wyndham Worldwide Corportion, Chevron Corporation, Shell, Walgreen Co., Rite Aid, YUM Brands, Social Security Adminstration, Burger King Corporation, ConocoPhillips

•  Avanti Communications Group plc, VISA International Service Association, World Bank, Communications and Transport Ministry of México (SCT) , Telefonica, Afsat, the Ministry of Foreign Affairs of Saudi Arabia, State Bank of India, Camelot Group plc, Bentley Walker, TIM BRASIL, VIVO, Telemar Norte Leste

				• Globalstar, Inc., ICO Global Communications Ltd., Inmarsat Ltd., SkyTerra Communications, Inc., TerreStar Networks, Inc., Thuraya Telecommunications Company, Iridium Communications, Inc.	• Hughes Telematics, Inc.	• Nokia Siemens Networks, Vodafone Italy/ Portugal /Greece, Wind Italy /Greece, Vodacom South Africa, PTC Poland, BTC Bulgaria, T-Mobile Czech, Crowley Poland, Covad USA, GTS Central Europe

North America Broadband Segment

Business Overview

In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY network in April 2008. SPACEWAY 3 was designed and developed as the next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Because SPACEWAY 3 supports higher data rates and offers direct user-to-user network connectivity, we are able to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs substantially through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and as a result, significantly improve our margins.

In June 2009, we entered into a contract with Space Systems/Loral, Inc. (“SS/L”) to build our Jupiter satellite, which is anticipated to be launched in the first half of 2012. Jupiter will provide additional capacity for the HughesNet service in North America.

We believe that our satellites will provide us the opportunity to grow our Consumer business and provide specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

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

The user terminal for our consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for our customers and have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use gateways throughout the United States to communicate with the consumer terminals. From these gateway locations, we connect directly to the public internet and host our ISP services. Our network operations center in Germantown, Maryland, manages the delivery of our service and maintains our quality and performance. Our network operations center also provides advanced engineering support to our customer call centers.

We modify our service offerings from time to time to provide packages that are attractive to our customers. Currently, our service package provides our customers the option to purchase the equipment up front or to rent the equipment with a 24-month service contract with a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based Internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

Enterprise Group

We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet broadband access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Enterprise group offers complete turnkey solutions and managed services to enterprises, including program management, installation, training and support services. In North America, we deliver services using not only our VSAT satellite transport platforms, but also DSL and wireless transport platforms. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the automotive, energy, hospitality, retail and services industries.

We maintain our market leadership position by offering global large enterprises customizable and complete turnkey solutions. Enterprise customers typically enter into non-cancelable contracts with an average duration of three to five years. These contracts typically include commitments for specific levels of service and bandwidth, as well as bundled packages consisting of hardware, services and capacity across our network that are tailored specifically to their needs.

Our networking capabilities have attracted a strong franchisee customer base that includes large national chains. We provide these customers with a complete solution to enhance internal sales activities, develop brand-specific IP credit solutions, build secure branded websites and launch successful sales campaigns.

Sales, Marketing and Distribution

Our distribution strategy is designed around a core sales team that has developed an extensive knowledge of our customers’ requirements. For our Enterprise group, the market coverage by our direct sales force is supplemented by additional distribution channels, including resellers, retail, and direct-marketing, in order to maximize our potential customer base. For our Consumer group, we have an extensive independent nationwide retail distribution network consisting of distributors, dealers, sales agents and major retailers. Our distribution channels reach across North America. Our distributors recruit and support dealers throughout the territory in their efforts to sell our services and also coordinate installation of the equipment for all our customers. Our sales and marketing operations are based at our corporate headquarters in Germantown, Maryland. We also maintain other regional sales offices in North America. We will continue to grow our direct and indirect marketing and distribution channels through direct mail, television advertising, dealers, sales agents and value added resellers.

Installation and Technical Support

We rely extensively on a third-party installation network covering all 50 U.S. states, Canada and Puerto Rico. Our network of installation teams are trained and certified by us and are required to meet installation guidelines that we monitor. The installation services are managed and tracked on a web-based work order management system that provides the visibility and accountability to manage installation and trouble resolution for each customer. Our installers and service contractors must complete a certification program and their work is subject to quality control audits.

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

International Broadband Segment

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

We lease transponder capacity on satellites from multiple providers for our enterprise customers. We also maintain hub facilities, located in Germany, India and Brazil that provide ground support to our international enterprise customers.

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

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. We believe our Mobile Satellite Systems, Telematics and Terrestrial Microwave groups address strategic markets that have significant advantages. None of these groups requires substantial operating cash or working capital and each of them is a low fixed-cost operation.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Globalstar, Inc. (“Globalstar”), ICO Global Communications Ltd. (“ICO”), Inmarsat plc, SkyTerra, TerreStar Networks, Inc. (“TerreStar”), Thuraya Satellite Telecommunications Company and Iridium Communications, Inc. (“Iridium”). As a part of these system solutions, we provide design and development engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions, Radio Access Networks (“RAN”) and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we are currently under contract with Space Systems/Loral for development and deployment of GBBF equipment for two different satellite systems and with SkyTerra, TerreStar and ICO for development of satellite base stations. Also, we are under contract with TerreStar for development of a satellite chipset and platform to enable the utilization of handheld terminals and Globalstar to provide next generation RAN and user terminal chipset. In addition, we are under contract with Iridium to design and deploy a replacement of an Access Network Controller for their existing satellite communication system. We believe that the Ancillary Terrestrial Component operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications.

The Mobile Satellite Systems group has been and will continue to be a complementary part of our core VSAT business. Our VSAT technology and engineering teams support our mobile satellite efforts, which in turn contribute to advancing our technology in the VSAT arena with customer funded programs.

Telematics Group

We entered into an agreement with HTI to provide development engineering and manufacturing services and an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit. As a result of the adverse impact of the economy in the automobile industry, one of HTI’s customers filed bankruptcy. Consequently, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant.

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

Our current contracts require us to either supply equipment along with support services on a turnkey basis, or simply supply equipment to the end customers or our distributors. Typically, contracts range from one to five years for the supply of equipment with corresponding periods for equipment maintenance services. We do not anticipate significant expansion in the Terrestrial Microwave group; however, we will continue to assess customer opportunities on a project-by-project basis.

Corporate Segment

The Corporate segment consists of our corporate offices and assets not related to another business segment.

Our Strengths

Our strengths include the following:

Leading Satellite Internet Broadband Access Provider to Underserved Rural Consumer Markets in North America—We focus our marketing and sales efforts on underserved markets that are less likely to receive terrestrial broadband service. We believe that the existing or contemplated terrestrial broadband solutions are not likely to provide access to the Consumer market in the foreseeable future given the high costs associated with developing a terrestrial network and the lack of population density in some of these markets. Since we are one of the few satellite broadband service providers to address this market, it represents a significant growth opportunity for us.

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 2.2 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our enterprise customers include blue chip companies and leaders in the retail, energy, financial, hospitality, automotive and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP, ConocoPhillips and Chevron Corporation) and retailers (Lowe’s Companies, Inc. and Sears). Service contracts with these enterprises generally range from three to five years in duration and historically, we have experienced a high rate of renewals. We also have many long term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

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

Market Leader in Technology and Innovation—We have been a leader in pioneering major advances in satellite data communication technology since we developed the first VSAT network more than 20 years ago. Through our focused research and development efforts, we have developed industry-leading hardware and software technology that has proven critical to the development of VSAT industry standards. We have designed a common platform for all of our existing broadband products which reduces costs for research and development, manufacturing, maintenance, customer support and network operations. The common platform also allows us to develop solutions for new and different end markets.

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware sales. In 2009, we derived approximately 70.5% of our global revenues from providing services and 29.5% from hardware sales and leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International Broadband segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 30 years. HCI is majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P., together with its affiliates (“Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite sector.

Our Business Strategy

Our business strategy is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

•	Continue our focus on being the technology leader and the low cost provider to facilitate our growth;

•	Continue to provide high levels of reliable and quality services with a stable enterprise market characterized by long-term contracts that have a high renewal rate providing the base for us to grow;

•	Continue to expand our VSAT growth through our Consumer group in the North America Broadband segment and our service companies in the International Broadband segment;

•	Expand on the opportunities for growth in the Telecom System segment by extending our reach with mobile satellite projects;

•	Continue to expand our vertical integration strategy from satellite to subscriber on a global basis; and

•	Lower our transponder leasing costs substantially and significantly improve our margins through the utilization of SPACEWAY 3 and Jupiter.

Consistent with our strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances, and divestitures, which we believe would be beneficial to our business.

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

We face competition in our North American Consumer group on several fronts. The traditional telecommunications and wireless carriers, as well as DSL and cable internet service providers offer competing services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer. In addition, we face direct competition from other satellite broadband providers in virtually all of our markets. Our primary satellite competitor is WildBlue Communications, Inc. (“WildBlue”), which was recently acquired by Viasat, Inc. (“ViaSat”). To a much lesser extent, we compete with smaller satellite operators such as Spacenet, Inc., which is a subsidiary of Gilat Satellite Networks Ltd. (“Gilat”). We offer service throughout the United States, as well as in Puerto Rico and Canada. We seek to differentiate ourselves based on our service quality, proprietary technology, distribution channels and the SPACEWAY 3 satellite network. Currently, we have capacity available for expansion in all of our markets and expect this to be an advantage over WildBlue until sometime in 2011 when Viasat may expect to launch a new satellite for use by WildBlue. We believe that we will have sufficient capacity to grow our business and that our capacity will grow significantly when we launch our next generation satellite, Jupiter, in the first half of 2012. However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions, prior to the launch of Jupiter. The competitive dynamic between us and our competitors is constantly changing as we and our competitors strive to improve our respective competitive position. While the current competitive dynamic provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

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

Our broadband networks generally have an advantage over terrestrial networks where the network must reach many locations over large distances, where the customer has a “last mile” or congestion problem that cannot be solved easily with terrestrial facilities and where there is a need for transmission to remote locations or emerging markets. By comparison, ground-based facilities (e.g., fiber optic cables) often have an advantage for carrying large amounts of bulk traffic between a small number of fixed locations. However, because of a customer’s particular circumstances, the pricing offered by suppliers and the effectiveness of the marketing efforts of the competing suppliers also play a key role in this competitive environment.

Our principal competitors in our Enterprise groups for the supply of VSAT satellite networks are Gilat, ViaSat and iDirect Technologies (“iDirect”). Unlike Gilat, which offers a full line of broadband products and services for enterprise customers, ViaSat and iDirect offer enterprises only broadband products. In competing with Gilat, ViaSat and iDirect, we emphasize particular technological features of our products and services, our ability to customize networks and perform desired development work, the quality of our customer service and our willingness to be flexible in structuring arrangements for the customer. We are aware of other emerging competitors that supply networks, equipment and services. We also face competition from resellers and numerous local companies who purchase equipment and sell services to local customers.

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

FCC Licensing of Satellites

We currently hold a license issued by the FCC to operate SPACEWAY 3 at 95° West Longitude. We also hold authorizations through the Office of Communications in the United Kingdom to operate satellites at certain locations on the geostationary arc, which we may use for SPACEWAY 3, Jupiter or any future satellites we acquire.

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

ITU Frequency Registration

The orbital location and frequencies for our satellites are subject to the frequency registration and coordination process of the ITU. The ITU Radio Regulations define the international rules and rights for a satellite to use specific radio frequencies at a specific orbital location. We have made filings with the ITU for SPACEWAY 3, Jupiter and for other potential future satellites we acquire.

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

The export of certain hardware, technical data and services relating to satellites to non-United States persons is regulated by the United States Department of State’s Directorate of Defense Trade Controls, under the ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security (“BIS”), under the Export Administration Regulations. For example, BIS regulates our export of equipment for earth stations in ground networks located outside of the United States. In addition, we cannot provide certain equipment or services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. We are also subject to the Foreign Corrupt Practices Act that prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

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

Research and Development, Engineering and Manufacturing

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. This 30-year history has resulted in the grant of over 500 patents to us and our predecessors, and the adoption of our techniques in numerous communication standards in both satellite and terrestrial systems. Of these patents, we currently own over 240 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from The DIRECTV Group, Inc.

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

As a complement to our hardware development, we have developed extensive experience in designing reliable software systems as part of our telecommunication systems and services offerings. For example, our broadband product line for the enterprise market supports an extensive range of protocols for data communications. Our software engineers have also developed many large turnkey systems for our customers by designing the overall solution, implementing the various subsystems, deploying the entire network and user terminals, integrating and verifying the operational system and ultimately training the customers’ technicians and operators.

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

Subsidiaries

We own a number of subsidiaries. A complete list of our subsidiaries is filed as Exhibit 21.1 to this report.

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

Employees and Labor Relations

As of December 31, 2009, we had 1,924 employees, including 292 employees from our less than wholly-owned subsidiaries. Other than 54 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

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

The consumer network communications market is highly competitive. We may be unsuccessful in competing effectively against DSL and cable service providers and other satellite broadband providers in the Consumer market.

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

We also may face competition from our former parent, The DIRECTV Group, Inc. (“DIRECTV”). For a description of this risk, see “—DIRECTV may compete with us in certain sectors and subject to certain conditions.” In addition, under the American Recovery and Reinvestment Act of 2009, substantial funds from the federal government have been earmarked for promoting the deployment of broadband connectivity in rural, unserved and underserved areas. There can be no assurance as to how these funds will be spent or what, if any, impact such spending may have on the competitive landscape we face.

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

Our business depends on the economic health and willingness of our customers and potential customers to make and adhere to capital and financial commitments to purchase our products and services. The U.S. and world economic markets have been undergoing a period of slowdown or recession, and the future economic environment may continue to be unfavorable. In addition, the telecommunications industry has been facing significant challenges resulting from excess capacity, new technologies and intense price competition. If the conditions in the U.S. and world economic markets continue to be volatile or deteriorate further or if the telecommunications industry experiences future weaknesses, we could experience reduced demand for, and pricing pressure on, our products and services, which could lead to a reduction in our revenues and adversely affect our business, financial condition and results of operations.

We face risks associated with our satellites.

If we are unable to continue to operate SPACEWAY 3, or to launch or operate Jupiter, as a result of any of the following risks, we will be unable to realize the anticipated benefits from such satellites, and our business, financial condition and results of operations could be adversely affected:

•

Business plan—Our business plan may be unsuccessful, and we may not be able to achieve the cost savings that we expect from our satellites. A failure to attract a sufficient number of customers would result in our inability to realize the cost savings that we expect to achieve from the anticipated lower costs of bandwidth associated with the capacity of our satellites. In addition, we will continue to incur start-up losses associated with the launch and operation of our satellites until we acquire a sufficient number of customers.

•

Regulatory license risk—Our satellites are primarily intended to provide services to North America. Spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose International Telecommunication Union filing we may use to operate our satellites in the future. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner could lead to the loss of authorizations and could have an adverse effect on our business, financial condition and results of operations.

•

In-orbit risks—SPACEWAY 3 is, and Jupiter will be, subject to similar potential satellite failures or performance degradations as other satellites. In-orbit risks similar to those described below under “—Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations” apply to our satellites. To the extent there is an anomaly or other in-orbit failure with respect to SPACEWAY 3, we do not currently have a replacement satellite or backup transponder capacity and would have to identify and lease alternative transponder capacity that may not be available on economic terms or at all. Likewise, if we send erroneous or corrupted signals to one of our satellites from the ground, such errors or corruption may result in a temporary or permanent loss of ability to use some or all of the communications capacity of such satellite. Additionally, we could be required to reposition the antennas of our customers, which would entail significant cost and could require new or modified licenses from regulatory authorities.

•

Insurance—The price, terms and availability of satellite insurance can fluctuate significantly. These policies may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and policy exclusions related to satellite health.

•

Novel design—SPACEWAY 3 employs a complex and novel design intended for higher-speed data rates and greater bandwidth per network site. If the enhanced features of the satellite design do not function to its specifications, we may not be able to offer the functionality or throughput of transmission service that we expect for SPACEWAY 3.

•

Launch risks—There are risks associated with the launch of satellites, including launch failure, damage or destruction during launch and improper orbital placement. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36-48 months, and obtain other launch opportunities. Only certain launch vehicles can lift and place into orbit spacecraft in the mass range of the Jupiter satellite, which further limits the launch opportunities for the Jupiter satellite. The overall historical loss rate in the satellite industry for all launches of commercial satellites in fixed orbits in the last five years is estimated by some industry participants to be 5% but may be higher. We expect to launch our Jupiter satellite in the first half of 2012. Currently, we have not signed a contract with a launch service provider to launch our Jupiter satellite.

•

Cost and schedule risks—We may be required to spend in excess of our current forecast for the launch and launch insurance for our Jupiter satellite. The launch of satellites is often subject to delays resulting from launch vehicle construction delays, cost overruns, periodic unavailability of reliable launch opportunities and delays in obtaining regulatory approvals.

Satellite failures or degradations in satellite performance could affect our business, financial condition and results of operations.

For many of our customers, we lease satellite transponder capacity from fixed satellite service (“FSS”) providers in order to send and receive data communications to and from our VSAT networks. Beginning on April 3, 2008, we also began providing capacity on our SPACEWAY 3 satellite. Satellites are subject to in-orbit risks including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment.

For risks associated with anomalies affecting our satellites, see “—We face risks associated with our satellites.” Any single anomaly or series of anomalies affecting the satellites on which we lease transponder capacity could materially adversely affect our operations and revenues and our relationships with current customers, as well as our ability to attract new customers for our satellite services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup capacity and potentially reduce revenues if service is interrupted on the satellites we utilize. We may not be able to obtain backup capacity at similar prices, or at all. In addition, an increased frequency of anomalies could impact market acceptance of our services.

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

While we have entered into a non-competition agreement with DIRECTV in connection with our separation from DIRECTV in 2005, DIRECTV has retained the right to compete with us in selling data services to consumers at all times and may compete with us in all areas after April 22, 2010. Until such time, while the non-competition agreement restricts

DIRECTV from using the advanced on-board processing capabilities of its two SPACEWAY satellites for data service offerings that would directly compete with us, DIRECTV is not limited in such use if the video capability of its SPACEWAY satellites does not remain capable of commercial operations. Moreover, DIRECTV is not restricted from competing with our business if such data services are incidental to DIRECTV’s provision of a video service to an enterprise customer and are an integral part of such video service or are available as an optional add-on to such video service. In any event, DIRECTV may compete with us after the non-competition agreement expires on April 22, 2010.

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

•

Commodity Price Risk—All of our products contain components whose base raw materials have undergone dramatic cost fluctuations in the last 24 months. Fluctuations in pricing of raw materials have the ability to affect our product costs. Although we have been successful in offsetting or mitigating our exposure to these fluctuations, such changes could have an adverse impact on our product costs.

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

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations would be adversely affected, to the extent SPACEWAY 3 and Jupiter are unable to satisfy the associated demand.

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

Furthermore, our intellectual property may prove inadequate to protect our proprietary rights, may be infringed or misappropriated by others, or may diminish in value over time. Our competitors may be able to freely make use of our patented technology after our patents expire or may challenge the validity, enforceability or scope of our patents, trademarks or trade secrets. Competitors also may independently develop products or services that are substantially equivalent or superior to our technology. In addition, it may be possible for third parties to reverse-engineer, otherwise obtain, copy and use information that we regard as proprietary. If we are unable to protect our services and products through the enforcement of our intellectual property rights, our ability to compete based on our current market advantages may be harmed.

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

Claims that our services and products infringe the intellectual property rights of others could increase our costs and reduce our sales, which would adversely affect our results of operations.

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

We may not be aware of all intellectual property rights that our services or products may potentially infringe. Further, without lengthy litigation, it may not be possible to determine definitively whether a claim of infringement is valid. We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. If a third party holds intellectual property rights, it may not allow us to use our intellectual property at any price, or on terms acceptable to us, which could materially adversely affect our competitive position. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our results of operations. In addition, under some of our agreements with customers, we are not permitted to use all or some of the intellectual property developed for that customer for other customers and in other cases, we have agreed not to provide similar services to such customers’ competitors. Further, our service agreements with our customers generally provide that we will defend and indemnify them for claims against them relating to our alleged infringement of third-party intellectual property rights with respect to services and products we provide. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonably terms, our customers may be forced to stop using our products.

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

Our Parent is majority-owned by various investment vehicles affiliated with Apollo and Apollo’s interests as an equity holder may conflict with the interests of the holders of our Senior Notes.

At December 31, 2009, Apollo Management, L.P., together with its affiliates (“Apollo”) owned in the aggregate 12,408,611 shares, or approximately 57.4%, of the issued and outstanding common stock of Hughes Communications, Inc. (“HCI” or “Parent”). Therefore, Apollo has control over HCI’s management and policies, such as the election of its directors, the appointment of new management and the approval of any other action requiring the approval of HCI’s stockholders, including any amendments to its certificate of incorporation and mergers or sales of all or substantially all of its assets. The interests of Apollo may not in all cases be aligned with those of the holders of our 9.50% senior notes issued in 2006 and 2009 (collectively, the “Senior Notes”). In addition, the level of Apollo’s ownership of HCI’s common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Subject to limitations contained in our Limited Liability Company Agreement, the indentures governing the Senior Notes, our $50.0 million revolving credit facility (the “Revolving Credit Facility”) and our $115.0 million term loan facility (the “Term Loan Facility”) regarding affiliate transactions, Apollo may cause us to enter into transactions with their affiliates to buy or sell assets.

Our future success depends on our ability to retain our key employees.

We are dependent on the services of HCI’s and our senior management team to remain competitive in our industry. The loss of one or more members of HCI’s or our senior management team could have an adverse effect on us until qualified replacements are found. We may not be able to quickly replace these individuals with persons of equal experience and capabilities. In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for executive, managerial and skilled personnel in our industry is intense. We expect to face continued increases in compensation costs in order to attract and retain senior executives, managers and skilled employees, especially if the current job market improves. We may not be able to retain our existing senior management, fill new positions or vacancies created by expansion or turnover or attract or retain the management and personnel necessary to develop and market our products. We do not maintain key man life insurance on any of these individuals.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain hardware, technical data and services relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See “Item 1. Business—Government Regulation.”

Violations of these laws or regulations could result in significant sanctions including fines, more onerous compliance requirements, debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. A future violation of ITAR or the other regulations enumerated above could materially adversely affect our business, financial condition and results of operations.

Our foreign operations expose us to regulatory risks and restrictions not present in our domestic operations.

Our operations outside the United States accounted for approximately 23.2% of our revenues for the year ended December 31, 2009, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates and the United Kingdom, among other nations. Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

•

Difficulties in following a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare—Our international operations are subject to the laws of many different jurisdictions that may differ significantly from United States law. For example, local political or intellectual property law may hold us responsible for the data that is transmitted over our network by our customers. Also, other nations have more stringent employee welfare laws that guarantee perquisites that we must offer. Compliance with these laws may lead to increased operations costs, loss of business opportunities or violations that result in fines or other penalties.

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware sales in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

•

Changes in exchange rates between foreign currencies and the United States dollar—We conduct our business and incur costs in the local currency of a number of the countries in which we operate. Accordingly, our results of operations are reported in the relevant local currency and then translated to United States dollars at the applicable currency exchange rate for inclusion in our financial statements. These fluctuations in currency exchange rates have affected, and may in the future affect, revenue, profits and cash earned on international sales. In addition, we sell our products and services and acquire supplies and components from countries that historically have been, and may continue to be, susceptible to recessions or currency devaluation.

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

We are significantly leveraged. The following table shows our level of indebtedness as of December 31, 2009 (in thousands):

December 31, 2009
Senior Notes(1)	$587,874
Term loans	117,886
VSAT hardware financing	9,019
Revolving bank borrowings	1,547
Capital lease and other	5,381

Total debt	$721,707

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, investments in new technologies and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations;

•	our Revolving Credit Facility is at a variable rate of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt or more financial resources; and

•	we may be vulnerable in a downturn in general economic condition or in our business, or we may be unable to carry out capital spending that is important to our growth.

We may not be able to generate cash to meet our debt service needs or to fund our operations.

Our ability to make payments on or to refinance our indebtedness and to fund our operations will depend on our ability to generate cash in the future, which is subject in part to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Revolving Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these remedies on satisfactory terms, or at all. Each of our Revolving Credit Facility, Term Loan Facility, and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations when due.

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

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of each of our Revolving Credit Facility, Term Loan Facility and the indentures governing the Senior Notes contain restrictions on our ability and the ability of our subsidiaries to incur additional debt. These restrictions are subject to a number of important qualifications and exceptions and the amount of indebtedness incurred in compliance with these restrictions could be substantial. Any incurrence of additional indebtedness could further exacerbate the risks described above.

Covenants in our debt agreements restrict our business in many ways.

Each of our Revolving Credit Facility, our Term Loan Facility and the indentures governing the Senior Notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make other restricted payments including, without limitation, paying dividends and making investments;

•	redeem debt that is junior in right of payment to the Senior Notes;

•	create liens without securing the Senior Notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate and sell, or otherwise dispose of substantially all of its assets;

•	enter into transactions with affiliates;

•	guarantee indebtedness; and

•	enter into new lines of business.

A breach of any of the covenants under the Revolving Credit Facility, the Term Loan Facility or the indentures governing the Senior Notes could result in a default under our Revolving Credit Facility, the Term Loan Facility and the Senior Notes. Upon the occurrence of an event of default under our Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral that secures that indebtedness. We have pledged a significant portion of our assets as collateral under our Revolving Credit Facility. If the lenders under our Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Revolving Credit Facility and our other indebtedness.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, manufacturing facilities, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International Broadband segments. The following table sets forth our owned and leased properties as of December 31, 2009.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland (1)	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	80,000	Engineering, office space
Gurgaon, India(1)	Leased	43,600	Corporate headquarters (India), shared hub, operations, warehouse
Las Vegas, Nevada(1)	Leased	43,600	Shared hub, antennae yards, backup network operation and control center for SPACEWAY, gateways
Griesheim, Germany(1)	Leased	29,200	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Barueri, Brazil(1)	Leased	16,400	Warehouse, shared hub
Southfield, Michigan(1)	Leased	15,000	Shared hub
Milton Keynes, United Kingdom	Leased	14,800	Corporate headquarters (Europe) and operations
Bangalore, India(2)	Leased	15,700	Office, guest house
Kolkata, India(2)	Leased	9,300	Office space, warehouse, studio
Lindon, Utah	Leased	7,900	Office space
Sao Paulo, Brazil	Leased	6,700	Office space
New Delhi, India	Leased	6,000	Corporate headquarters
Mumbai, India(2)	Leased	5,600	Office space, warehouse
Alexandria, Virginia	Leased	4,700	Warehouse
Gaithersburg, Maryland	Leased	3,500	Warehouse, garage
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,500	Sales, marketing
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Rockville, Maryland	Leased	250	Warehouse
Fort Lauderdale, Florida	Leased	160	Sales
Beijing, China	Leased	160	Sales

(1)	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.
(2)	Properties of subsidiaries that are less than wholly-owned by the Company.

Item 3.	Legal Proceedings

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

In March 2009, we received an arbitral award against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling us to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. This award resulted from an arbitration proceeding initiated by us on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”), we sent a notice of termination to Sea Launch. Under the LSA we were entitled to terminate due to the launch delay and receive a refund of the $44.4 million in payments made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund the Deposit and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and the March 2009 arbitral award was the result of the arbitration panel rendering its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue the collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying Consolidated Statements of Operations included in Item 8 of this report.

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

On December 18, 2009, the Company and HCI received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. Based on our investigation, we believe that the allegations in this complaint are not meritorious and we intend to vigorously defend this matter.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

As of January 1, 2006, we became a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI”). Our financial statements since that date are consolidated by HCI and our assets and liabilities have been adjusted to reflect the HCI basis in the Company in accordance with Financial Accounting Standards Board Accounting Standards Codification 805, “Business Combinations”. The selected financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report.

Pursuant to the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended, DTV Network Systems, Inc., (“DTV Networks”), prepared “carved-out” historical financial statements for its VSAT, mobile satellite and terrestrial microwave businesses and SPACEWAY as if they comprised a separate limited liability company and on the basis of presentation described herein. The financial results of the Company for the period January 1, 2005 through April 22, 2005 are referred to herein as “Prior Predecessor” results, the financial results for the period from April 23, 2005 through December 31, 2005 are referred to herein as “Predecessor” results, and the financial results for the years ended December 31, 2009, 2008, 2007 and 2006 are referred to herein as “Successor” results. Carryover of DTV Networks’ basis was used to establish the beginning balances of the Company’s accounts.

	Successor				Predecessor	Prior Predecessor
	Year Ended December 31,				April 23, to December 31, 2005	January 1, to April 22, 2005
	2009	2008	2007	2006
	(In thousands)
Consolidated statement of operations data:
Revenues	$1,006,665	$1,059,891	$970,075	$858,225	$583,468	$223,441
Income tax expense	$2,436	$7,588	$5,316	$3,276	$693	$180
Net income (loss) attributable to HNS	$(44,905)	$12,096	$49,801	$19,102	$46,571	$(22,523)
Net income (loss)	$(43,557)	$12,375	$49,884	$19,265	$46,205	$(22,754)

		Successor				Combined Predecessor and Prior Predecessor
		As of or For the Year Ended December 31,
		2009	2008	2007	2006	2005
		(Dollars in thousands)
Consolidated balance sheet data:
Total assets		$1,195,298	$1,080,107	$1,112,008	$912,390	$756,524
Long-term obligations		$731,148	$596,303	$584,287	$487,269	$345,900
Total equity		$205,961	$235,470	$252,820	$202,962	$171,186
Ratio of earnings to fixed charges		*	1.3x	1.7x	1.4x	1.8x
Deficiency of earnings to fixed changes		$(42,837)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should each be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Special Note Regarding Forward-Looking Statements” and contained elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite Internet broadband access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the year ended December 31, 2009, our net loss attributable to HNS was $44.9 million compared to net income attributable to HNS of $12.1 million and $49.8 million for the years ended December 31, 2008 and 2007, respectively. Our net loss in 2009 was driven by two factors that did not exist in 2008 and 2007. The main factor related to the $44.4 million impairment loss recognized in the second quarter of 2009 associated with our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). For further discussion of the impairment loss, see Note 9—Other Assets to our audited consolidated financial statements included in Item 8 of this report. The second factor related to the issuance in May 2009 of $150 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”), for which we recognized $9.9 million of interest expense.

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

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services and network solutions in our North America Broadband, International Broadband and Telecom Systems segments. Consistent with our strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures which we believe would be beneficial to our business. We, from time to time, consider various alternatives related to the ownership structure of a new satellite, capacity features and other factors that would promote long term growth while meeting the needs of our customers.

In June 2009, we entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed the offering of the 2009 Senior Notes. The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our existing and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. We have used and intend to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion.

Key Business Metrics

Business Segments—We divide our operations into four distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate segment includes our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Service Type	Description
Broadband connectivity	• •

Provides basic transport, intranet connectivity services and internet service provider services

Applications include high-speed internet access, IP VPN, multicast file delivery and streaming, point- of-sale credit transactions, enterprise back-office communications, and satellite backup for frame relay service and other terrestrial networks

Managed network services	• •

Provides one-stop turnkey suite of bundled services that include wireline and wireless satellite networks

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Prior to September 2008, we offered our consumer customers the option to pay for the purchased equipment over a 24-month period. Hardware revenues of the North American and International Enterprise groups are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based service. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

				Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Revenues:
Services revenues	$709,558	$610,785	$537,115	$98,773	16.2%	$73,670	13.7%
Hardware sales	297,107	449,106	432,960	(151,999)	(33.8)%	16,146	3.7%

Total revenues	$1,006,665	$1,059,891	$970,075	$(53,226)	(5.0)%	$89,816	9.3%

Revenues by end market:
North America Broadband:
Consumer	$419,563	$376,055	$331,129	$43,508	11.6%	$44,926	13.6%
Enterprise	270,716	291,610	284,587	(20,894)	(7.2)%	7,023	2.5%

Total North America Broadband	690,279	667,665	615,716	22,614	3.4%	51,949	8.4%

International Broadband:
Enterprise	203,886	237,188	214,833	(33,302)	(14.0)%	22,355	10.4%

Telecom Systems:
Mobile Satellite Systems	76,772	105,725	103,991	(28,953)	(27.4)%	1,734	1.7%
Telematics	23,645	31,065	22,301	(7,420)	(23.9)%	8,764	39.3%
Terrestrial Microwave	12,083	18,248	13,234	(6,165)	(33.8)%	5,014	37.9%

Total Telecom Systems	112,500	155,038	139,526	(42,538)	(27.4)%	15,512	11.1%

Total revenues	$1,006,665	$1,059,891	$970,075	$(53,226)	(5.0)%	$89,816	9.3%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the years ended December 31, 2009, 2008 and 2007:

				Variance
	As of or For the Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Churn rate	2.23%	2.36%	2.26%	(0.13)%	(5.5)%	0.10%	4.4%
ARPU	$70	$68	$65	$2	2.9%	$3	4.6%
Average monthly gross subscriber additions	16,500	14,000	12,000	2,500	17.9%	2,000	16.7%
Subscribers	504,300	432,800	379,900	71,500	16.5%	52,900	13.9%

North America Broadband Segment

Revenue from our Consumer group for the year ended December 31, 2009 increased by 11.6% to $419.6 million compared to the same period in 2008. The growth in our Consumer group has been driven primarily by two factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable and (ii) value-added services, resulting in an increase in average monthly revenue per subscriber.

As of December 31, 2009 and 2008, we achieved a total subscription base of 504,300 and 432,800, respectively, which included 28,000 and 16,700 subscribers in our small/medium enterprise and wholesale businesses, respectively. For the year ended December 31, 2009, our ARPU was $70 compared to $68 for the same period in 2008. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Revenue from our North American Enterprise group for the year ended December 31, 2009 decreased by 7.2% to $270.7 million compared to the same period in 2008, primarily due to lower hardware sales as a result of the unfavorable condition of the overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. The decrease in hardware sales was partially offset by the increase in services revenues resulting from an increase in our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

International Broadband Segment

Revenue from our International Enterprise group for the year ended December 31, 2009 decreased by 14.0% to $203.9 million compared to the same period in 2008, primarily due to the completion of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and the unfavorable impact of currency exchange rates of $16.0 million resulting from the appreciation of the U.S. dollar. Partially offsetting these decreases were higher revenues from our Mexico operations and from our Brazil operations as the number of sites in service in Brazil approached 11,000 as of December 31, 2009.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the year ended December 31, 2009 decreased by 27.4% to $112.5 million compared to the same period in 2008, primarily due to the reduction in revenue from our Mobile Satellite group. Our Mobile Satellite group revenues are opportunity driven and are subject to the life cycle of customer contracts as they move from design and development to delivery and maintenance of completed networks. As a result, revenues in the Mobile Satellite group fluctuate on a quarter to quarter basis. Additionally, the decrease was impacted by the unfavorable economy in the automobile industry causing HTI to terminate substantially all of the development engineering and manufacturing services with us in August 2009 as a result of the bankruptcy filing of one of HTI’s customers. We expect our future revenue from the Telematics group to be insignificant.

Revenue Backlog—At December 31, 2009, 2008 and 2007, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding consumer customers, was $834.0 million, $840.9 million and $751.8 million, respectively. We expect to realize our revenue backlog as follows: $342.7 million in 2010, $245.9 million in 2011, $147.4 million in 2012, $34.5 million in 2013 and $63.5 million thereafter. See “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

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

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with ASC 985-20, “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Selected Segment Data

Our operations are comprised of four segments: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The following tables set forth our revenues and operating income for our reportable segments (dollars in thousands):

				Variance
	Year Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	%	Amount	%
Revenues by end market:
North America Broadband	$690,279	$667,665	$615,716	$22,614	3.4%	$51,949	8.4%
International Broadband	203,886	237,188	214,833	(33,302)	(14.0)%	22,355	10.4%
Telecom Systems	112,500	155,038	139,526	(42,538)	(27.4)%	15,512	11.1%

Total revenues	$1,006,665	$1,059,891	$970,075	$(53,226)	(5.0)%	$89,816	9.3%

Operating income (loss) by end market:
North America Broadband(1)	$(8,028)	$21,339	$44,259	$(29,367)	(137.6)%	$(22,920)	(51.8)%
International Broadband	15,120	21,679	19,637	(6,559)	(30.3)%	2,042	10.4%
Telecom Systems	14,227	25,116	25,911	(10,889)	(43.4)%	(795)	(3.1)%

Total operating income	$21,319	$68,134	$89,807	$(46,815)	(68.7)%	$(21,673)	(24.1)%

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit (see Note 9—Other Assets for further discussion) and $3.2 million development cost related to the construction costs associated with our Jupiter satellite.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$709,558	$610,785	$98,773	16.2%
Hardware sales	297,107	449,106	(151,999)	(33.8)%

Total revenues	$1,006,665	$1,059,891	$(53,226)	(5.0)%

% of revenue to total revenues:
Services revenues	70.5%	57.6%
Hardware sales	29.5%	42.4%

Services Revenues

Services revenue for the year ended December 31, 2009 increased primarily due to higher revenue of $59.1 million from our Consumer group to $382.0 million for the year ended December 31, 2009 compared to $322.9 million for the same period in 2008.

The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize the consumer rental program introduced in September 2008, for which we recognized services revenue of $16.0 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $30.3 million from our North American Enterprise group to $183.7 million for the year ended December 31, 2009 compared to $153.4 million for the same period in 2008, mainly as a result of growth and a shift toward our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to higher services revenue was an increase of $19.6 million from our International Broadband segment to $122.1 million for the year ended December 31, 2009 from $102.5 million for the same period in 2008, primarily due to the continued growth in the number of enterprise sites in service internationally.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $10.2 million to $21.8 million for the year ended December 31, 2009 compared to $32.0 million for the same period in 2008, mainly impacted by significant reduction in revenues from the Telematics group.

Hardware Sales

The decrease in hardware sales for the year ended December 31, 2009 was mainly due to the decline in revenues from our North America Broadband segment, which decreased by $66.8 million to $124.6 million for the year ended December 31, 2009 compared to $191.4 million for the same period in 2008. Hardware sales from our North American Enterprise group decreased by $51.2 million to $87.0 million for the year ended December 31, 2009 compared to $138.2 million for the same period in 2008 as a result of the emphasis on managed services which has led to a change in product mix and a shift towards lower upfront hardware revenue and an increase in recurring service revenues. Despite the growth in our consumer subscriber base, hardware sales in the Consumer group decreased by $15.6 million to $37.6 million for the year ended December 31, 2009 compared to $53.2 million for the same period in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Additionally, hardware revenues from our International Broadband segment decreased by $52.9 million to $81.8 million compared to $134.7 million for the same period in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Further contributing to the decrease in hardware sales was a decrease in revenues of $32.3 million from our Telecom Systems segment to $90.7 million for the year ended December 31, 2009 compared to $123.0 million for the same period in 2008. The decrease was mainly due to several development contracts in the Mobile Satellite group reaching their completion stage.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$448,767	$406,673	$42,094	10.4%
Cost of hardware products sold	289,516	378,264	(88,748)	(23.5)%

Total cost of revenues	$738,283	$784,937	$(46,654)	(5.9)%

Gross margin on services revenues	36.8%	33.4%
Gross margin on hardware revenues	2.6%	15.8%

Cost of Services

Cost of services increased partly due to higher fixed expenses of $15.9 million from our North American Enterprise group related to the commencement of SPACEWAY services, which began in April 2008 and primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. In addition, other support costs including customer service, wire line and wireless costs, field services, network operation and depreciation expense increased by $37.6 million. The increase in cost of services was partially offset by lower transponder capacity lease expense of $16.2 million, mainly resulting from reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

Cost of services in our International Broadband segment increased by $12.0 million, primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a decrease of $6.3 million in cost of services from the Telematics group.

Cost of Hardware Products Sold

Corresponding with the decrease in hardware sales, cost of hardware products sold within the respective group decreased for the year ended December 31, 2009 compared to the same period in 2008. Cost of hardware products sold from our North America Broadband segment, International Broadband segment, and Telecom Systems segment decreased by $35.8 million, $29.5 million, and $23.4 million, respectively, for the year ended December 31, 2009 compared to $198.0 million, $86.3 million, and $94.0 million, respectively, for the same period in 2008.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$175,203	$173,568	$1,635	0.9%
% of revenue	17.4%	16.4%

The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing costs to increase by $14.3 million. The increase was partially offset by lower compensation expense of $12.1 million related to the one time retention program established in April 2005 (the “Retention Program”) and other incentive plans. For further discussion of the Retention Program, see Note 16—Other Benefits to our audited consolidated financial statements included in Item 8 of this report.

Loss on Impairment

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Loss on impairment	$44,400	$-	$44,400	*
% of revenue	4.4%	0.0%

*  Percentage not meaningful.

In June 2009, we recognized $44.4 million of impairment loss related the impairment of the Deposit. For further discussion of the impairment loss, see Note 9—Other Assets to our audited consolidated financial statements included in Item 8 of this report.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Research and development	$22,296	$26,833	$(4,537)	(16.9)%
% of revenue	2.2%	2.5%

R&D decreased due to a reduction in development activities in our North America Broadband segment. This reduction was partially offset by a $3.2 million increase in development activities related to the construction of our Jupiter satellite.

Amortization of Intangible Assets

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Amortization of intangible assets	$5,164	$6,419	$(1,255)	(19.6)%
% of revenue	0.5%	0.6%

Amortization of intangible assets decreased due to the impact of adjustments to our intangible assets in 2008 to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 805-740, “Business Combinations—Income Taxes.”

Operating Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Operating income	$21,319	$68,134	$(46,815)	(68.7)%
% of revenue	2.1%	6.4%

Our operating income decreased significantly due to the $44.4 million impairment loss recognized in the second quarter of 2009 associated with the Deposit. For further discussion of the impairment loss, see Note 9—Other Assets to our audited consolidated financial statements included in Item 8 of this report.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest expense	$64,094	$51,327	$12,767	24.9%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. We recognized $9.9 million of interest expense, which included the accretion of the original issue discount, on the 2009 Senior Notes offered in May 2009. In addition, interest expense increased by $3.0 million due to the discontinuation of capitalization of interest associated with the construction of SPACEWAY 3 after the satellite was placed into service in April 2008, which was partially offset by the capitalization of interest of $1.7 million related to the construction of the Jupiter satellite.

Interest and Other Income (Loss), Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Interest income	$1,988	$2,978	$(990)	(33.2)%
Other income (loss), net	(334)	178	(512)	(287.6)%

Total interest and other income (loss), net	$1,654	$3,156	$(1,502)	(47.6)%

The decrease in total interest and other income (loss), net was primarily due to lower rates of return on our investments for the year ended December 31, 2009 compared to the same period in 2008 as we invested our cash in secure but lower yielding investments.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$2,436	$7,588	$(5,152)	67.9%

Changes in income tax expense are generally attributable to state income taxes and income earned from our foreign subsidiaries. For the year ended December 31, 2009, our income tax expense was partially offset by $2.8 million of income tax benefit generated by our Indian subsidiary as a result of it being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Services revenues	$610,785	$537,115	$73,670	13.7%
Hardware sales	449,106	432,960	16,146	3.7%

Total revenues	$1,059,891	$970,075	$89,816	9.3%

% of revenue to total revenues:
Services revenues	57.6%	55.4%
Hardware sales	42.4%	44.6%

Services Revenues

The largest contributor to the increase in services revenues was revenue growth from the Consumer group of $55.8 million, or 20.9%, to $322.9 million for the year ended December 31, 2008 compared to $267.1 million for the same period in 2007. The increase was primarily due to an increase in the subscriber base of approximately 52,900 subscribers to approximately 432,800 subscribers at December 31, 2008 and an increase in ARPU of 4.6% to $68 for 2008. Also contributing to the increase in services revenues was revenue growth from our North American Enterprise group of $16.2 million to $153.4 million for the year ended December 31, 2008 compared to $137.2 million for the same period in 2007, mainly due to an increase in our managed services business as well as new contracts awarded in 2007 and 2008 that provided incremental service revenue in 2008.

The increase in services revenue was also driven by an increase in revenue from our Telecom Systems segment of $9.0 million to $32.0 million for the year ended December 31, 2008 compared to $23.0 million for the same period in 2007, which primarily resulted from an increase in design and development engineering and manufacturing services provided by our Telematics group.

Services revenue from our International Broadband segment decreased by $7.3 million to $102.5 million for the year ended December 31, 2008 from $109.8 million for the same period in 2007, mainly resulting from a reduction in revenue from our European operations as a result of the completion of legacy service contracts.

Hardware Sales

Hardware sales increased mainly due to revenue growth from our International Broadband segment of $29.7 million, or 28.3%, to $134.7 million for the year ended December 31, 2008 compared to $105.0 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by delays in U.S. sourced new orders from enterprise customers.

Hardware sales from our Telecom Systems segment for the year ended December 31, 2008 increased $6.5 million to $123.0 million compared to $116.5 million for the same period in 2007. The increase resulted from higher hardware sales from the Terrestrial Microwave group, primarily due to orders from new and existing customers in Europe and Africa.

Partially offsetting the increase in hardware sales was a reduction in revenue from our North America Broadband segment of $20.0 million to $191.4 million for the year ended December 31, 2008 compared to $211.4 million for the same period in 2007. The decrease was primarily due to a revenue reduction of $9.2 million in our North American Enterprise group as a result of a change in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenues. In addition, despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $10.8 million to $53.2 million in 2008, resulting from increasing popularity of the equipment rental program, as well as changes in pricing plans in response to competitive pressures.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Cost of services	$406,673	$356,232	$50,441	14.2%
Cost of hardware products sold	378,264	355,475	22,789	6.4%

Total cost of revenues	$784,937	$711,707	$73,230	10.3%

Gross margin on services revenues	33.4%	33.7%
Gross margin on hardware revenues	15.8%	17.9%

Cost of Services

Cost of services increased mainly as a result of revenue growth from our North American Enterprise group. The increase was partly due to $24.7 million of fixed expenses related to the commencement of SPACEWAY services, which primarily consisted of SPACEWAY related depreciation, as well as related network operations center and support, operation of Traffic Off-load Gateways, and in-orbit insurance. These costs are generally fixed in nature and are expected to be absorbed in the coming quarters as additional consumer customers are added to the SPACEWAY network. The increase in cost of services was also due to higher transponder capacity lease expense of $4.7 million in 2008 compared to 2007, mainly resulting from additional space capacity acquired to support the growth in the enterprise service business from the North American Enterprise. The increase in additional space capacity for the enterprise services business was partially offset by a reduction in transponder capacity lease expense for the Consumer group as new consumer customers were added to the SPACEWAY network. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network. In addition, other support costs including customer service, network operations, field services and backhaul costs and depreciation expense increased by $12.6 million.

Cost of Hardware Products Sold

Cost of hardware products sold increased in conjunction with the growth in hardware sales. The increase was mainly attributable to higher cost of hardware products sold from our International Broadband segment of $16.9 million to $86.3 million for the year ended December 31, 2008 compared to $69.4 million for the same period in 2007. The increase was primarily due to the continued rollout of terminal shipments on a new, multi-year contract for a large lottery operator in the United Kingdom, partially offset by a decrease in U.S. sourced shipments to our international enterprise customers.

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

Cost of hardware products sold from the North America Broadband segment remained flat for 2008 compared to 2007. As a result of the commencement of SPACEWAY services and changes in consumer pricing plans implemented in 2007, cost of hardware products sold from the Consumer group increased slightly. However, the increase in cost of hardware product sold in the Consumer group was offset by the reduction in cost of hardware products sold in the North American Enterprise group due to lower hardware revenues.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Selling, general and administrative expense	$173,568	$145,381	$28,187	19.4%
% of revenue	16.4%	15.0%

SG&A expense increased primarily due to higher costs of $13.2 million related to the Retention Program. Further contributing to the increase in SG&A expense was additional domestic selling, advertising and customer service costs of $8.0 million as well as additional SG&A expense from Helius, which we acquired in February 2008.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Research and development	$26,833	$17,036	$9,797	57.5%
% of revenue	2.5%	1.8%

The increase in research and development was primarily due to continued development in our North America Broadband segment in connection with our HughesNet and SPACEWAY platforms and from our Helius subsidiary that we acquired in February 2008.

Amortization of Intangible Assets

	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Amortization of intangible assets	$6,419	$6,144	$275	4.5%
% of revenue	0.6%	0.6%

Amortization of intangible assets increased due to additional amortization related to the acquisition of Helius. The increase was partially offset by adjustments to our intangible assets to reflect the reversal of valuation allowances against deferred tax assets associated with our United Kingdom and German subsidiaries pursuant to the application of ASC 805-740. See Note 8—Intangible Assets, Net to our audited consolidated financial statements included in Item 8 of this report.

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

Interest expense primarily relates to interest on the 2006 Senior Notes and the Term Loan Facility less the capitalized interest associated with the construction and launch of SPACEWAY 3. The increase in interest expense was due to the interest capitalization associated with SPACEWAY 3 which was discontinued after the satellite was placed into service in April 2008. In addition, interest expense on the Term Loan Facility for 2008 was incurred over a 12-month period compared to a 10-month period in 2007. Partially offsetting the increase in interest expense is a decrease in lease interest due to the expiration of leases associated with our North American Enterprise group in 2008.

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
	Year Ended December 31,		Variance
(Dollars in thousands)	2008	2007	Amount	%
Income tax expense	$7,588	$5,316	$2,272	42.7%

The increase in income tax expense was primarily attributable to increases in income earned from our foreign subsidiaries and in state income taxes.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$162,871	$70,165	$92,706	132.1%
Investing activities	$(205,020)	$(92,582)	$112,438	121.4%
Financing activities	$129,792	$(9,920)	$139,712	1408.4%

Net Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in our operating assets and liabilities of $69.4 million. In addition, prior to noncash depreciation and amortization expense of $102.1 million and impairment loss of $44.4 million, our net income increased by $21.7 million for the year ended December 31, 2009.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to: (i) an increase in capital expenditures of $67.2 million, as set forth in the table below; (ii) a net increase in marketable securities of $42.2 million; and (iii) a long-term loan receivable of $10.0 million made to a customer. Partially offsetting the increase was the Helius acquisition of $10.5 million that occurred in February 2008.

Capital expenditures for the years ended December 31, 2009 and 2008 are shown as follows (in thousands):

	Year Ended December 31,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$96,138	$41,314	$54,824
Jupiter program	44,024	-	44,024
Capitalized software	12,772	14,564	(1,792)
Capital expenditures—other	7,671	11,318	(3,647)
SPACEWAY program	2,781	27,211	(24,430)
VSAT operating lease hardware	88	1,826	(1,738)

Total capital expenditures	$163,474	$96,233	$67,241

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

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the year ended December 31, 2008 was primarily due to the decrease in net income of $37.7 million for the year ended December 31, 2008 compared to the same period in 2007. In addition, changes of $10.8 million in operating assets and liabilities further contributed to the decrease in net cash provided by operating activities, primarily related to a one-time retention program. The decrease in net cash provided by operating activities was partially offset by a $23.6 million increase in noncash depreciation and amortization expense.

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

Net Cash Flows from Financing Activities

For the year ended December 31, 2008, net cash used in financing activities was mainly related to debt repayments, which was partially offset by additional borrowings in 2008. For the year ended December 31, 2007, net cash provided by financing activities was mainly related to the borrowing of the $115 million Term Loan Facility in 2007.

Future Liquidity Requirements

As of December 31, 2009, our Cash and cash equivalents and Marketable securities were $214.9 million and our total debt was $721.7 million. We are significantly leveraged as a result of our indebtedness.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. We have used and intend to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, we completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of December 31, 2009, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of December 31, 2009, we had recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

Our $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of December 31, 2009, we had recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes. As of December 31, 2009, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

We have a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate with respect to the Revolving Credit Facility, if any, is based on, at our option, the ABR rate (as defined in the Revolving Credit Facility) plus 1.50% or Adjusted LIBOR plus 2.50%. The Revolving Credit Facility is guaranteed by, subject to certain exceptions, our direct and indirect wholly-owned domestic subsidiaries and is secured by substantially all of our domestic tangible and intangible assets. For outstanding letters of credit issued under the Revolving Credit Facility, we pay a participation fee of 2.50% per annum and an issuance fee of 0.25% per annum. In addition, we are charged a commitment fee of 0.50% per annum for any unused portion of the Revolving Credit Facility. As of December 31, 2009, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility were $2.4 million and $47.6 million, respectively. As of December 31, 2009, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and the existing Revolving Credit Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. The Term Loan Facility is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments based on the Swap Agreement and the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. As of December 31, 2009, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants as of December 31, 2009.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Our Indian and Brazilian subsidiaries maintain various revolving and term loans funded by local banks in Indian Rupees and Brazilian Reais, respectively. As of December 31, 2009, the aggregate balance outstanding under these loans was $4.4 million. Our Indian subsidiary may be restricted from paying dividends to us under the terms of these loans.

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

In February 2008, our Parent, HCI, completed the acquisition of Helius, Inc. in connection with the merger agreement that HCI entered into on December 21, 2007 (the “Merger Agreement”) with Helius, Inc., Utah Acquisition Corp., a wholly-owned subsidiary of the Company, and The Canopy Group, Inc. and Canopy Ventures I, L.P., the primary shareholders of Helius, Inc. Pursuant to the Merger Agreement, HCI paid $10.5 million after certain adjustments at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we had a contractual obligation for contingent consideration of up to $20.0 million (“Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, subject to Helius achieving certain post-closing performance goals. As of December 31, 2009, Helius did not meet the performance goals as set forth in the Merger Agreement. As a result, we are not obligated to pay the Contingent Payment.

In August 2007, our Parent, HCI, filed a shelf registration statement on Form S-3, as amended on November 15, 2007, to register shares of its common stock, preferred stock, and warrants and debt securities and non-convertible debt securities of the Company and HNS Finance Corp., as co issuers. In the event that we issue debt securities pursuant to the shelf registration statement, HCI will, and one or more of our other subsidiaries may, on a joint and several basis, offer full and unconditional guarantees of our and HNS Finance Corp.’s obligations under the debt securities. In May 2008, HCI made an equity offering to sell 2,000,000 shares of its common stock, par value $0.001 per share for a purchase price of $50.00 per share, prior to deducting the underwriting discounts and commissions. As a result of the equity offering, HCI raised $93.0 million, net of the underwriting discounts, commissions and offering expenses, which will be used for the acquisition of a satellite or general corporate purposes.

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of December 31, 2009 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, we entered into an agreement with SS/L, under which SS/L will manufacture our Jupiter satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett, whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2010	2011	2012	2013	2014	Thereafter	Total
Senior notes	$-	$-	$-	$-	$587,874	$-	$587,874
Term loans	1,598	1,288	-	-	115,000	-	117,886
VSAT hardware financing obligations(1)	3,158	2,954	2,186	546	175	-	9,019
Orbital slot commitment(2)	429	705	747	792	840	1,833	5,346
Construction contract for Jupiter	121,310	40,620	27,445	-	-	-	189,375
Revolving loans	1,547	-	-	-	-	-	1,547
Estimated interest payments(3)	67,203	66,668	66,352	66,140	44,154	167	310,684
Transponder lease obligations	123,392	59,613	27,050	23,623	8,230	16,250	258,158
Leases and other commitment	10,821	9,680	8,665	5,704	4,454	6,357	45,681
Due to affiliates	4,253	-	-	-	-	-	4,253

Total	$333,711	$181,528	$132,445	$96,805	$760,727	$24,607	$1,529,823

(1)	Amount represents our VSAT hardware financing obligations that were funded by third-party financial institutions.
(2)	Amount represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.
(3)	Amount includes interests calculated on the Senior Notes, Term loans, VSAT hardware financing obligations, and Orbital slot commitment.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 20—Commitments and Contingencies to our audited consolidated financial statements included in Item 8 of this report.

Off-Balance Sheet Arrangements

We are required to issue standby letters of credit and bonds primarily to support certain sales of our equipment to international government customers. These letters of credit are either bid bonds to support contract bids, or to support advance payments made by customers upon contract execution and prior to equipment being shipped, or guarantees of performance issued in support of its warranty obligations. Bid bonds typically expire upon the issue of the award by the customer. Advance payment bonds expire upon receipt by the customer of equipment, and performance bonds typically expire when the warranty expires, generally one year after the installation of the equipment.

As of December 31, 2009, we had $14.2 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.4 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $0.9 million related to insurance bonds; and $9.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Item 13. Certain Relationships and Related Transactions and Director Independence and Note 18—Transactions with Related Parties to our audited consolidated financial statements included in Item 8 of this report.

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

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

In addition to providing standard product and service offerings, we also enter into contracts to design, develop and deliver telecommunication networks to customers. These contracts for telecommunication networks require significant effort to develop and construct the network, over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Business Combinations and Intangible Assets

We have participated in several significant transactions that have impacted our financial statements. We account for business combinations in accordance with the ASC 805, “Business Combinations.” The acquisition of businesses is an element of our business strategy. Under the purchase method, we are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations which have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

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

Subscriber Acquisition Costs (“SAC”)

Our Consumer group, included in the North America Broadband segment, offers internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations, and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, we began to offer only 24-month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. We monitor the recoverability of subscriber acquisition costs and are entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Item 8 of this report.

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

General

Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to those market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives and do not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2009, we had an estimated $17.7 million of foreign currency denominated receivables and payables outstanding, of which $2.4 million had hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2009.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.4 million as of December 31, 2009.

Marketable Securities Risk

We have a significant amount of cash that is invested in marketable securities which is subject to market risk due to interest rate fluctuations. We have established an investment policy which governs our investment strategy and stipulates that we diversify investments among United States Treasury securities and other high credit quality debt instruments that we believe to be low risk. We are averse to principal loss and seek to preserve our invested funds by limiting default risk and market risk.

Interest Rate Risk

Our Senior Notes and outstanding borrowings related to very small aperture terminal hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. We are subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent we draw against the credit facility, increases in interest rates would have an adverse impact on our results of operations.

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 11—Debt to our audited consolidated financial statements included in Item 8 in this report.

Market Concentration and Credit Risk

We provide services and extend credit to a number of equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included Schedule II listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Network Systems, LLC and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for noncontrolling interests to conform to ASC 810 Consolidation, and retrospectively adjusted the 2008 and 2007 financial statements for the change.

/s/ Deloitte & Touche LLP

Baltimore, Maryland
March 3, 2010

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$183,733	$100,262
Marketable securities	31,126	-
Receivables, net	162,806	200,259
Inventories	60,244	65,485
Prepaid expenses and other	20,976	20,425

Total current assets	458,885	386,431
Property, net	601,964	507,270
Capitalized software costs, net	49,776	51,454
Intangible assets, net	13,488	19,780
Goodwill	2,661	2,661
Other assets	68,524	112,511

Total assets	$1,195,298	$1,080,107

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,513	$80,667
Short-term debt	6,750	8,252
Accrued liabilities and other	133,926	159,415

Total current liabilities	258,189	248,334
Long-term debt	714,957	578,298
Other long-term liabilities	16,191	18,005

Total liabilities	989,337	844,637

Commitments and contingencies

Equity:
Hughes Network Systems, LLC (“HNS”) equity:
Class A membership interests	177,933	177,425
Class B membership interests	-	-
Retained earnings	36,094	80,999
Accumulated other comprehensive loss	(13,987)	(27,586)

Total HNS’ equity	200,040	230,838

Noncontrolling interest	5,921	4,632

Total equity	205,961	235,470

Total liabilities and equity	$1,195,298	$1,080,107

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Services revenues	$709,558	$610,785	$537,115
Hardware sales	297,107	449,106	432,960

Total revenues	1,006,665	1,059,891	970,075

Operating costs and expenses:
Cost of services	448,767	406,673	356,232
Cost of hardware products sold	289,516	378,264	355,475
Selling, general and administrative	175,203	173,568	145,381
Loss on impairment	44,400	-	-
Research and development	22,296	26,833	17,036
Amortization of intangible assets	5,164	6,419	6,144

Total operating costs and expenses	985,346	991,757	880,268

Operating income	21,319	68,134	89,807
Other income (expense):
Interest expense	(64,094)	(51,327)	(43,772)
Interest income	1,988	2,978	8,972
Other income (loss), net	(334)	178	193

Income (loss) before income tax expense	(41,121)	19,963	55,200
Income tax expense	(2,436)	(7,588)	(5,316)

Net income (loss)	(43,557)	12,375	49,884
Net income attributable to the noncontrolling interest	(1,348)	(279)	(83)

Net income (loss) attributable to HNS	$(44,905)	$12,096	$49,801

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	HNS’ Equity
	Class A and B Membership Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at January 1, 2007	$180,346	$19,102	$(110)	$3,624	$202,962
Share-based compensation	309		-	-	309
Close-out of a subsidiary	-		-	608	608
Comprehensive income (loss):
Net income		49,801		83	49,884	$49,884
Foreign currency translation adjustments			3,491	961	4,452	4,452
Reclassification of realized gain on hedging instruments			(252)	-	(252)	(252)
Unrealized loss on hedging instruments			(5,230)	-	(5,230)	(5,230)
Unrealized gain on available-for-sale securities			87	-	87	87

Balance at December 31, 2007	$180,655	$68,903	$(2,014)	$5,276	$252,820	$48,941

Share-based compensation	473		-	-	473
Retirement of bonus units	(4,150)		-	-	(4,150)
Issuance of employee stock option plan at subsidiary	447		-	-	447
Comprehensive income (loss):
Net income		12,096		279	12,375	$12,375
Foreign currency translation adjustments			(13,594)	(923)	(14,517)	(14,517)
Reclassification of realized loss on hedging instruments			2,010	-	2,010	2,010
Unrealized loss on hedging instruments			(13,931)	-	(13,931)	(13,931)
Unrealized loss on available-for-sale securities			(57)	-	(57)	(57)

Balance at December 31, 2008	$177,425	$80,999	$(27,586)	$4,632	$235,470	$(14,120)

Share-based compensation	899		-	-	899
Purchase of subsidiary shares from noncontrolling interest	(391)		(19)	(345)	(755)
Comprehensive income (loss):
Net income (loss)		(44,905)		1,348	(43,557)	$(43,557)
Foreign currency translation adjustments			6,760	286	7,046	7,046
Reclassification of realized loss on hedging instruments			4,701	-	4,701	4,701
Unrealized gain on hedging instruments			2,180	-	2,180	2,180
Unrealized loss on available-for-sale securities			(23)	-	(23)	(23)

Balance at December 31, 2009	$177,933	$36,094	$(13,987)	$5,921	$205,961	$(29,653)

See accompanying Notes to the Consolidated Financial Statements

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(43,557)	$12,375	$49,884
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	102,139	68,937	45,860
Amortization of debt issuance costs	2,025	1,424	906
Share-based compensation expense	899	473	309
Loss on impairment	44,400	-	-
Other	546	(112)	384
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	52,538	(2,638)	(23,319)
Inventories	6,438	(2,710)	(3,708)
Prepaid expenses and other	4,721	(10,811)	(9,648)
Accounts payable	15,580	6,985	12,767
Accrued liabilities and other	(22,858)	(3,758)	21,769

Net cash provided by operating activities	162,871	70,165	95,204

Cash flows from investing activities:
Change in restricted cash	(108)	3,104	379
Purchases of marketable securities	(41,080)	-	(22,096)
Proceeds from sales of marketable securities	10,000	11,090	114,105
Expenditures for property	(150,702)	(81,669)	(233,952)
Expenditures for capitalized software	(12,772)	(14,564)	(14,228)
Proceeds from sale of property	397	-	516
Long-term loan receivable	(10,000)	-	-
Acquisition of Helius, Inc., net of cash received	-	(10,543)	-
Other, net	(755)	-	-

Net cash used in investing activities	(205,020)	(92,582)	(155,276)

Cash flows from financing activities:
Net increase in notes and loans payable	-	223	376
Short-term revolver borrowings	6,791	-	-
Repayments of revolver borrowings	(7,861)	-	-
Long-term debt borrowings	147,849	3,606	119,731
Repayment of long-term debt	(12,375)	(13,749)	(24,843)
Debt issuance costs	(4,612)	-	(2,053)

Net cash provided by (used in) financing activities	129,792	(9,920)	93,211

Effect of exchange rate changes on cash and cash equivalents	(4,172)	3,372	(3,010)

Net increase (decrease) in cash and cash equivalents	83,471	(28,965)	30,129
Cash and cash equivalents at beginning of the period	100,262	129,227	99,098

Cash and cash equivalents at end of the period	$183,733	$100,262	$129,227

Supplemental cash flow information
Cash paid for interest	$60,386	$54,138	$53,592
Cash paid for income taxes	$5,619	$3,598	$3,357
Supplemental non-cash disclosures related to
Capitalized software and property acquired, not paid	$26,946
95 West capital lease		$5,751

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Description of Business

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of December 31, 2009, there were 95,000 Class A membership interests outstanding and 3,330 Class B membership interests outstanding.

We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite Internet broadband access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have four reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; and (iv) the Corporate segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and services sold directly to international enterprise customers. The International Enterprise group provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group provides development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul solutions. The Corporate segment includes our corporate offices and assets not specifically related to another business segment.

Note 2:    Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”); (ii) the instructions to Form 10-K; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC” or the “Codification”) 810, “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise significant influence are generally carried at cost. Management believes the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial condition, results of operations, and cash flows as of and for the periods presented herein.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective January 1, 2009, we adopted the update to ASC 810 relating to noncontrolling interests, which did not have a material impact on our financial condition, results of operations or cash flows. However, the update impacted the presentation and disclosure of noncontrolling interests on our consolidated financial statements. As a result, certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

All intercompany balances and transactions with subsidiaries and other consolidated entities have been eliminated.

Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in those estimates.

Market Concentrations and Credit Risk

We provide services and extend credit to a number of communications equipment customers, service providers, and a large number of consumers, both in the United States and around the world. We monitor our exposure to credit losses and maintain, as necessary, allowances for anticipated losses. No single customer accounted for more than 10% of total annual revenues in any of the periods presented in this report. Financial instruments which potentially subject us to a concentration of credit risk consist of cash, cash equivalents and marketable investments. Although we maintain cash balances at financial institutions that exceed federally insured limits, these balances are placed with high credit quality financial institutions.

Revenue Recognition

Service revenues and hardware sales, excluding lease revenues described below, are recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion. In September 2008, we began to offer our consumer customers the option to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis until the customers terminate their contracts with us.

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

Income Taxes

We are a limited liability company and have elected to be treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 agreement entered into between the Company, SkyTerra Communications, Inc. (“SkyTerra”), The DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), DIRECTV retained the tax benefits from net operating losses of the Company occurring prior to April 23, 2005

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states which tax limited liability companies as taxable corporations.

In July 2006, the FASB amended ASC 740, “Income Taxes,” to clarify the accounting for uncertainty in income taxes recognized in the financial statements. The amendment provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This standard also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption of ASC 740 on January 1, 2007, the Company did not identify any significant unrecognized tax benefits and therefore, did not book any related liability. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the consolidated statements of operations.

As a result of the revision in ASC 805, “Business Combinations,” effective January 1, 2009, adjustments recorded to the valuation allowance related to deferred tax assets recognized in connection with earlier business combinations will impact tax expense in lieu of recording an adjustment to intangible assets.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less at the date of investment to be cash equivalents.

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2009 and 2008, we had $1.8 million and $1.7 million of restricted cash, respectively, which secures certain of our letters of credit. Restrictions on the cash relating to letters of credit will be released as the letters of credit expire through December 2015.

Marketable Securities

We classify all debt securities with original maturities exceeding ninety days as available-for-sale investments in accordance with ASC 320, “Investment—Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). Fair value is based on quoted market prices as of the reporting date. The book value of these securities is adjusted for amortization or accretion of premium and discounts over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

Available-for-sale investments in debt securities that have an unrealized loss are evaluated for impairment in accordance with ASC 320. Our management uses judgments to evaluate each security held at a loss based on market conditions and other factors to determine if the decline in the market value of the security indicates an other-than-temporary impairment. When our management believes that the security is impaired, we recognize the impairment charge by writing down the amortized cost basis of the security to its estimated fair market value.

The Company had no investments classified as trading or held-to-maturity at December 31, 2009 and no investments at December 31, 2008.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A significant component of our property and equipment is the capitalized costs associated with the satellite and related assets, which include costs associated with the construction of the satellite, launch services, insurance premiums for the satellite launch and the in-orbit testing period, capitalized interest incurred during the construction of the satellite, and other costs directly related to the satellite. Capitalized satellite costs are depreciated on a straight-line basis over the estimated useful life of 15 years. The Company periodically reviews, at least annually, the remaining estimated useful life of the satellite to determine if revisions to the estimated life are necessary.

Capitalized Software Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $14.2 million, $11.3 million and $8.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Intangible Assets

Intangible assets acquired in connection with business combinations which have finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets and their estimated useful lives are as follows:

Life (Years)
Backlog	4
Customer relationships	8
Patented technology	8
Trademarks	2 -10

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under the provisions of this statement, the Company’s goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired. During 2009, 2008 and 2007, the Company did not recognize any goodwill impairment charges.

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2009, 2008 and 2007, we amortized $2.0 million, $1.4 million and $0.9 million, respectively, of debt issuance costs related to the senior notes and term loans. At December 31, 2009 and 2008, the Company had $12.9 million and $10.3 million, respectively, of unamortized debt issuance costs included in Other assets in the accompanying Consolidated Balance Sheets.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of costs paid to third-party dealers and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program, which we began to offer to our consumer customers in September 2008. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24 month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2009 and 2008, the Company had $29.9 million and $43.4 million of deferred SAC, respectively, included in Other assets in the accompanying Consolidated Balance Sheets.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows could result in a write-down of long-lived assets in a future period. During 2009, the Company recognized $44.4 million of impairment charges on long-lived assets. See Note 9—Other Assets for a more detailed explanation on the impairment charges. During 2008 and 2007, the Company did not recognize any impairment charges on long-lived assets.

Foreign Currency

Certain foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in accumulated other comprehensive loss (“AOCL”), a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of AOCL.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from remeasurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

Investments and Financial Instruments

The Company maintains its investments in equity securities in Other assets in the accompanying Consolidated Balance Sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of AOCL. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the carrying value of the security is written down to its estimated fair value, and the impairment on the security is recognized in the statements of operations in i) Other income (loss), net and recorded as a reclassification adjustment from AOCL for marketable equity securities and ii) Loss on impairment for non-marketable securities.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to ASC 323—”Investments—Equity Method and Joint Ventures.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage. As of December 31, 2009 and 2008, we had cost method investments of $1.3 million and $1.2 million, respectively, and equity method investments of each $8.3 million.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument approximated their respective fair value at December 31, 2009 and 2008.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of AOCL until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During 2009 and 2008, the Company did not enter into any material hedge transactions.

The Company enters into interest rate swaps from time to time to manage its interest rate exposure. These derivatives may be designated as cash flow hedges or fair value hedges depending on the nature of the risk being hedged. Derivatives used to hedge risk associated with changes in the cash flows of certain variable rate debt obligations are designated as cash flow hedges. Derivatives used to hedge risk associated with changes in the fair value of certain fixed rate debt obligations are designated as fair value hedges. Consequently, changes in the fair value of the hedged debt obligations that are attributable to the hedged risk are recognized in the current period earnings.

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2009 and 2008, we had purchased foreign exchange contracts totaling $2.4 million and $9.0 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2009 and 2008. All of the forward exchange contracts outstanding at December 31, 2009 expire in 2010.

The Company is exposed to credit risk in the event of non-performance by the counterparties to its derivative financial instrument contracts. While the Company believes this risk is remote, credit risk is managed through the periodic monitoring and approval of financially sound counterparties.

New Accounting Pronouncements

In July 2009, the Codification was released, changing the way accounting standards are organized from a standards-based model (with thousands of individual standards) to a topically based model (with roughly 90 topics). The 90 topics are organized by ASC number and are updated with an Accounting Standards Update (“ASU”). The ASU will replace accounting changes that historically were issued as FASB Statements, FASB Interpretations, FASB Staff Positions, or other types of FASB standards. The FASB considers the ASU an update to the Codification but not as authoritative in its own right. The Codification serves as the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. Accordingly, all accounting references included in this report are provided in accordance with the Codification.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Adopted Accounting Guidance

In September 2009, the FASB issued ASU 2009-6, effective for reporting periods ending after September 15, 2009, to provide implementation guidance to ASC 740 on accounting for uncertainty in income taxes and related disclosures for nonpublic entities. The adoption of the guidance and disclosures in ASU 2009-6 did not have a material impact on our income tax disclosure and financial statements.

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

In May 2009, the FASB amended ASC 855, “Subsequent Events,” effective for reporting periods ending after June 15, 2009, to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the amendment did not have a material impact on our financial statements.

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

In April 2009, the FASB amended ASC 320, effective for reporting periods ending after June 15, 2009, to provide guidance on measuring other-than-temporary impairments for debt securities and improving the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of the amendment did not have a material impact on our financial statements.

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

In March 2008, the FASB amended ASC 815, “Derivative and Hedging,” effective for statements issued for fiscal years and interim periods beginning after November 15, 2008, to expand the disclosure requirements for derivative instruments and hedging activities. The adoption of the amendment on January 1, 2009 did not have a material impact on our disclosures about derivative instruments and hedging activities.

In February 2008, the FASB amended ASC 820 to delay the effective date of fair value measurements for non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The adoption of fair value measurements for non-financial assets and liabilities on January 1, 2009 did not have a material impact on our financial statements.

In December 2007, the FASB amended ASC 810 relating to noncontrolling interests, effective for fiscal years and interim periods beginning on or after December 15, 2008, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. The adoption of the amendment on January 1, 2009 did not have a material impact on our financial statements; however, it impacted the presentation and disclosure of noncontrolling interest on our audited consolidated financial statements.

Accounting Guidance Not Yet Effective

In January 2010, the FASB issued ASU 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. The amendments in ASU 2010-06 will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal periods. We believe that ASU 2010-6 will not have a material impact on our fair value measurements.

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

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the selling price of a deliverable and clarifies that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. We are currently evaluating the impact ASU 2009-13 will have on our financial statements when it becomes effective on January 1, 2011. Early adoption is permitted.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 are effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the impact these revisions will have on our financial statements for future reporting.

Note 3:    Acquisition of Helius, Inc.

In February 2008, we completed the acquisition of Helius, Inc. pursuant to the merger agreement HCI entered into on December 21, 2007 (the “Merger Agreement”). Pursuant to the Merger Agreement, we paid $10.5 million, after certain adjustments, at the closing of the acquisition. Immediately after the acquisition, Helius, Inc. was converted to a limited liability company, Helius, LLC (“Helius”). As part of the Merger Agreement, we had a contractual obligation for contingent consideration of up to $20.0 million (the “Contingent Payment”) as additional purchase price, if any, to be payable in April 2010 by us or Helius, subject to Helius achieving certain post-closing performance goals. As of December 31, 2009, Helius did not meet the performance goals as set forth in the Merger Agreement. As a result, we are not obligated to pay the Contingent Payment.

The excess of the total acquisition costs of $10.8 million over the fair value of the net assets acquired from Helius has been reflected as goodwill in accordance with ASC 805-30, “Goodwill or Gain from Bargain Purchase, Including Consideration Transferred.” We believe that the goodwill resulting from the Helius acquisition reflects the expected synergies that will generate long-term revenue growth, expansion of customer service and improvement of customer retention rates as we combine Helius’ customer base and skills as a recognized leader in the internet protocol television solutions business with our extensive broadband networking experience and customer base. Due to the nature of Helius’ business activities, its customer base and other similarities with our North American Enterprise business, Helius operates within our North America Broadband segment. Helius’ results of operations have been included in our Consolidated Statements of Operations since February 2008.

The purchase price consisted of the following (in thousands):

Amount
Cash consideration	$10,500
Direct acquisition costs	305

Total acquisition costs	$10,805

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 4: Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):
	Cost Basis	Gross Unrealized Gain	Estimated Fair Values
December 31, 2009:
U.S. government bonds and treasury bills	$15,105	$4	$15,109
Certificates of deposit	16,012	5	16,017

Total available-for-sale securities	$31,117	$9	$31,126

December 31, 2008:
Total available-for-sale securities	$-	$-	$-

The investments in U.S. government bonds and treasury bills have AAA/Aaa ratings from S&P and Moody’s. The investments in certificates of deposit have A-1+ and P-1/Aa3 ratings from S&P and Moody’s, respectively. All investments mature within one year. We will also hold marketable equity securities as a long-term investment (see Note 9—Other Assets for further discussion).

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2009	2008
Trade receivables	$154,037	$177,684
Contracts in process	16,952	30,412
Other receivables	3,902	1,714

Total receivables	174,891	209,810
Allowance for doubtful accounts	(12,085)	(9,551)

Total receivables, net	$162,806	$200,259

Trade receivables included $8.7 million and $6.8 million of amounts due from affiliates as of December 31, 2009 and 2008, respectively. Advances and progress billings offset against contracts in process amounted to $0.3 million and $13.9 million as of December 31, 2009 and 2008, respectively.

Note 6:    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Production materials and supplies	$7,896	$10,268
Work in process	15,615	12,445
Finished goods	36,733	42,772

Total inventories	$60,244	$65,485

Inventories are carried at the lower of cost or market, principally using standard costs adjusted to reflect actual cost, based on variance analyses performed throughout the year. Inventories are adjusted to net realizable value using management’s best estimates of future use. In making its assessment of future use or recovery, management considers the aging and composition of inventory balances, the effects of technological and/or design changes, forecasted future product demand based on firm or near-firm customer orders and alternative means of disposition of excess or obsolete items.

Note 7:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	December 31,
			2009	2008
	Land and improvements	10	$5,885	$5,871
	Buildings and leasehold improvements	2 -30	32,867	28,090
	Satellite related assets	15	380,394	380,394
	Machinery and equipment	1 - 7	250,345	134,544
	VSAT operating lease hardware	2 - 5	18,945	42,741
	Furniture and fixtures	7	1,557	1,092
Construction in progress	- Jupiter		66,555	-
	- Other		12,888	25,180

	Total property		769,436	617,912
	Accumulated depreciation		(167,472)	(110,642)

	Total property, net		$601,964	$507,270

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

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. In July 2009, we began the construction of the satellite and capitalized costs associated with the construction of the satellite, including interest incurred and other direct costs related to the satellite. We anticipate launching Jupiter in the first half of 2012.

During 2009, we capitalized $1.7 million of interest related to the construction of Jupiter. In 2008 and 2007, we capitalized $4.8 million and $12.1 million of interest related to the construction of SPACEWAY 3. During 2009, 2008 and 2007, depreciation expense for property was $82.8 million, $51.2 million and $31.5 million, respectively.

Note 8:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31, 2009:
Backlog and customer relationships	4-8	$21,612	$(16,015)	$5,597
Patented technology and trademarks	2-10	15,745	(7,854)	7,891

Total intangible assets, net		$37,357	$(23,869)	$13,488

December 31, 2008:
Backlog and customer relationships	4-8	$22,092	$(12,694)	$9,398
Patented technology and trademarks	2-10	16,393	(6,011)	10,382

Total intangible assets, net		$38,485	$(18,705)	$19,780

We amortize the recorded values of our intangible assets over their estimated useful lives. We recorded amortization expense of $5.2 million, $6.4 million and $6.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated future amortization expense at December 31, 2009 was as follows (in thousands):

Amount
Year ending December 31,
2010	$2,750
2011	2,730
2012	2,730
2013	2,730
2014	1,237
Thereafter	1,311

Total estimated future amortization expense	$13,488

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9:    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Subscriber acquisition costs	$29,884	$43,361
Debt issuance costs	12,899	10,312
Long-term loan	10,000	-
Other	15,741	14,438
Sea Launch deposit	-	44,400

Total other assets	$68,524	$112,511

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

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Sea Launch is a private company and our evaluation had historically been principally based on Sea Launch’s available credit information and its ability to continue its operations, including its launch backlog and history of successful launches. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we determined that the value of the Deposit was impaired in accordance with ASC 360-10-55, “Impairment or Disposal of Long-Lived Assets.” As a result, in June 2009, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in “Loss on impairment” included in the accompanying Consolidated Statements of Operations.

Note 10:    Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2009	2008
Progress billings to customers	$47,911	$51,019
Accrued and other liabilities	43,763	55,130
Payroll and other compensation	25,104	40,843
Accrued interest expense	12,895	9,804
Due to affiliates	4,253	2,619

Total accrued liabilities and other	$133,926	$159,415

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11:    Debt

Short-term and the current portion of long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2009	2008
VSAT hardware financing	8.00% -15.00%	$3,158	$4,864
Term loans	12.42% - 13.75%	1,598	206
Revolving bank borrowings	8.25% - 19.55%	1,547	2,432
Capital lease and other	6.00% - 39.60%	447	750

Total short-term and the current portion of long-term debt		$6,750	$8,252

As of December 31, 2009, we had outstanding revolving bank borrowings of $1.5 million, which had a weighted average variable interest rate of 14.2%. These borrowings were obtained by our subsidiaries in India and Brazil under revolving lines of credit with several local banks. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by the Indian, Brazilian and European subsidiaries under the revolving lines of credit was $4.2 million at December 31, 2009.

Long-term debt consisted of the following (dollars in thousands):

		December 31,
	Interest Rates	2009	2008
Senior Notes(1)	9.50%	$587,874	$450,000
Term loans	7.62% - 12.42%	116,288	115,000
VSAT hardware financing	8.00% - 15.00%	5,861	8,038
Capital lease and other	6.00% - 39.60%	4,934	5,260

Total long-term debt		$714,957	$578,298

(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, we completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of December 31, 2009, we recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

The $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”) have a fixed interest rate of 9.50% per annum and mature on April 15, 2014. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of December 31, 2009 and 2008, we recorded $8.9 million and $9.0 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

We have a senior secured $50 million revolving credit facility (the “Revolving Credit Facility”), which matures on April 22, 2011. The interest rate associated with the Revolving Credit Facility is based on, at our option, the ABR rate plus 1.50% per annum or Adjusted LIBOR plus 2.50% per annum. During 2009 and 2008, there were no borrowings under the Revolving Credit Facility. As of December 31, 2009, the Revolving Credit Facility had total outstanding letters of credit of $2.4 million and an available borrowing capacity of $47.6 million.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility and existing Revolving Credit Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of each of December 31, 2009 and 2008, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

Although the terms and covenants with respect to the 2006 Senior Notes are substantially identical to the 2009 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of December 31, 2009.

Prior to September 2005, we leased certain VSAT hardware under an operating lease with customers which were funded by two financial institutions at the inception of the operating lease for the future operating lease revenues. As part of the agreement, the financial institution received title to the equipment and obtained the residual rights to the equipment after the operating lease with the customer expires and assumed the credit risk associated with non-payment by the customers. However, we retained a continuing obligation to the financing institution to indemnify it from losses it may incur (up to the original value of the hardware) from non-performance of our system (a “Non-Performance Event”). Accordingly, we recognized a liability to the financial institution for the funded amount. We have not provided a reserve for a Non-Performance Event because we believe that the possibility of an occurrence of a Non-Performance Event due to a service outage is remote, given the ability to quickly re-establish customer service at relatively nominal costs.

We entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 18— Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of December 31, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal payments of our debt at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$6,750
2011	4,964
2012	2,933
2013	1,338
2014	703,889
Thereafter	1,833

Total debt	$721,707

Note 12:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, we recorded a net unrealized gain of $6.9 million and net unrealized losses of $11.9 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. We recorded interest expense of $9.0 million, $8.9 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, on the Term Loan Facility.

Note 13:    Fair Value

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of December 31, 2009, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			December 31, 2009
	Level	Included In	Carrying Value	Fair Value
Marketable securities	1	Marketable securities	$31,126	$31,126
2006 Senior Notes	1	Long-term debt	$450,000	$463,500
2009 Senior Notes	1	Long-term debt	$150,000	$153,750
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$10,522	$10,522

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis in accordance with ASC 820. As described in Note 9—Other Assets, we recognized an impairment loss of $44.4 million related to our North America Broadband segment in the second quarter of 2009 as a result of using Level 3 inputs in determining the fair value of the Deposit. Since Sea Launch is a private company, the evaluation required significant management inputs and judgments. Our evaluation was based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations.

Note 14:    Income Taxes

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

The Company’s German and United Kingdom (“U.K.”) subsidiaries have approximately $35.8 million and $36.1 million of net operating loss (“NOL”) carryforwards, respectively. As the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes, its net income or loss is reported on our partnership income tax return and subsequently allocated to the Company. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire. During 2009, the German subsidiary utilized $2.5 million NOL carryforwards to offset taxable income.

As the German and U.K. subsidiaries have not met the more-likely–than-not criteria of ASC 740, the Company maintained a full valuation allowance on the German and U.K. NOL carryforwards as of December 31, 2009. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of income (loss) before income tax expense and the corresponding income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Components of income (loss) before income tax expense:
Domestic	$(52,815)	$11,536	$45,273
Foreign	11,694	8,427	9,927

Total	$(41,121)	$19,963	$55,200

Components of income tax expense:
Current income tax expense:
Foreign	$2,739	$2,373	$2,850
State	651	798	-
Federal	-	-	-

Total current income tax expense	3,390	3,171	2,850

Deferred income tax expense (benefit):
Foreign	(954)	4,417	2,466
State	-	-	-
Federal	-	-	-

Total deferred income tax expense (benefit)	(954)	4,417	2,466

Total income tax expense	$2,436	$7,588	$5,316

For the years ended December 31, 2009, 2008 and 2007, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income (loss) before income tax expense	$(41,121)	$19,963	$55,200

Federal income tax @ 0%	$-	$-	$-
State taxes, net of federal benefit	651	798	-
Foreign taxes above federal tax rate	1,785	6,790	5,316

Total income tax expense	$2,436	$7,588	$5,316

As the Company is not a taxable entity at the Federal level or in most state jurisdictions, the Company’s effective tax rate is comprised primarily of foreign income taxes.

ASC 740 “Income Taxes” addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. ASC 740 requires increased disclosures and also provides guidance on de-recognition, classification, interest and penalties on income taxes and accounting in interim periods.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the adoption of ASC 740 on January 1, 2007, the Company did not identify any significant uncertain tax positions and, therefore, did not record any transition adjustments. In addition, the Company did not identify any significant uncertain tax positions during 2008. Furthermore, the Company did not accrue any interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed statements of operations. The Company does not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	2007 and forward
United States - Various States	2005 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

Note 15:    Employee Share-Based Payments

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

The Company and HCI account for shares issued in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. The costs of the Plan are allocated from the Company to HCI based upon specific identification of employee costs. For the years ended December 31, 2009, 2008 and 2007, we recorded compensation expense related to the restricted stock awards, issued to HCI’s executives and our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $2.5 million, $2.7 million and $2.9 million, respectively. As of December 31, 2009, we had $2.8 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 1.32 years. We recognized a tax benefit of $0.7 million and $1.5 million related to restricted stock awards and restricted stock units for the years ended December 31, 2009 and 2008, respectively. The Company did not recognize any tax benefit in 2007.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2008	144,100	$47.41
Forfeited	(6,350)	$46.05
Vested	(65,390)	$47.35

Non-vested at December 31, 2009	72,360	$47.58

The weighted average grant-date fair value of restricted stock awards granted for the year ended December 31, 2008 and 2007 were $47.95 and $49.86, respectively. No restricted stock awards were granted for the year ended December 31, 2009. The total fair value of shares vested during the years ended December 31, 2009 and 2008 were $3.1 million and $5.0 million, respectively. None of the restricted stock awards issued to employees vested during 2007.

Restricted Stock Units
	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	8,350	$46.12
Granted	4,000	$8.82
Forfeited	(500)	$44.20
Vested	(3,175)	$46.94

Non-vested at December 31, 2009	8,675	$28.73

The weighted average grant-date fair value of restricted stock units granted for the year ended December 31, 2009, 2008 and 2007 were $8.82, $43.27 and $50.00, respectively. The total fair value of units vested during the years ended December 31, 2009 and 2008 were $0.1 million and $0.2 million, respectively. None of the restricted stock units were vested during 2007.

Stock Option Program

On April 24, 2008, HCI’s Compensation Committee made stock options awards under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 700,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2011. The grant and exercise price of the stock options is the closing price of HCI’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee of HCI delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of HCI and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

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

As a result of the Exchange Offer, which was completed on April 16, 2009, 546,900 outstanding stock options (representing 100% participation) were exchanged, and the estimated fair value of the New Options of $2.3 million was computed using a Black-Scholes option valuation model based on the new grant date. The compensation expense related to the New Options is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant.

The key assumptions for the option awards are as follows:

Year Ended December 31, 2009
Volatility range	45.97% — 47.92%
Weighted-average volatility	47.62%
Expected term	5 years
Risk-free interest rate range	1.71% — 2.20%
Weighted-average risk-free interest rate	1.79%

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at January 1, 2008	-	$-
Granted	562,400	$53.67
Forfeited or expired	(10,000)	$54.00

Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Retired	(546,900)	$54.00
Granted	647,400	$16.77	9.37	$-
Forfeited or expired	(4,850)	$20.84

Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326

Vested and expected to vest at December 31, 2009	583,245	$16.77	9.37	$5,693

Exercisable at December 31, 2009	-	$-

* In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $3.5 million and $2.0 million compensation expense for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had $10.1 million of unrecognized compensation expense for non-vested stock options, which is expected to be recognized over a weighted average period of 3.34 years. No stock options vested in 2009.

Bonus Unit Plan

In July 2005, we adopted an incentive bonus unit plan (the “Bonus Unit Plan”) pursuant to which 4.4 million bonus units representing approximately 4% of the increase in the value of the Company, as defined in the Bonus Unit Plan, were granted to certain of its employees. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants are employed by the Company on the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On September 19, 2008, we issued 310,000 bonus units to certain of our employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to ASC 718, we amortize the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense of $0.8 million, $0.4 million and $0.2 million, respectively.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Year Ended December 31,
	2009	2008
Non-vested beginning balance	2,500,000	4,175,000
Issuance of bonus units	-	310,000
Converted to HCI common shares	-	(1,865,250)
Forfeited	(46,750)	(119,750)

Non-vested ending balance	2,453,250	2,500,000

Class B Membership Interests

Our Class B membership interests were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. The holders of the Class B membership interests are entitled to receive their pro-rata share of any distributions made by the Company after the holders of Class A equity interests have received distributions equaling their capital contributions. However, holders of the Class B membership interests are not entitled to distributions resulting from appreciation of the Company’s assets or income earned by the Company prior to the issuance of the Class B membership interests.

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

At the holders’ election, vested Class B membership interests may be exchanged for common stock of HCI. The number of shares of HCI common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of HCI common stock for the 20 business days immediately preceding the date of such exchange. Pursuant to ASC 718, we determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, compensation expensed of $0.1 million was recorded for each of the years ended December 31, 2009, 2008 and 2007.

In May 2008, HCI completed an equity offering in which certain members of our senior management exchanged a portion of their vested Class B membership interests for HCI’s common stock. A total of 170,081 shares of HCI’s common stock were issued in connection with the exchange, of which 169,600 shares were sold in connection with the offering.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On September 25, 2009, HCI registered 75,000 shares of common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of Class B membership interests. As of December 31, 2009, our outstanding Class B membership interests represented approximately 3.4% of the combined outstanding Class A and Class B membership interests. A summary of Class B membership interests activities is as follows:

	Year Ended December 31,
	2009	2008
Outstanding beginnning balance	3,656	4,650
Converted to HCI common shares	(326)	(994)

Outstanding ending balance	3,330	3,656

Note 16:     Other Benefits

401(k) Plan

We have a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to a limit of $16,500 in 2009 per the IRS. Employee contributions are immediately vested. We will match 100% of employee contributions up to 3% of eligible compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2009, 2008 and 2007, we made $6.6 million, $6.7 million and $6.4 million, respectively, of matching contributions.

In addition, set by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,500 in 2009, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

Long-Term Cash Incentive Retention Program

In connection with the April 22, 2005 transaction between The DIRECTV and SkyTerra, the Company established the Long-Term Cash Incentive Retention Program (the “Retention Program”), a one-time employee retention program, which was designed to retain a select group of employees chosen by the Company’s senior management. The Retention Program provides that participants will receive a cash payout equal to each participant’s individual target bonus amount if (i) the individual remains employed by the Company on the vesting date of April 22, 2009 and (ii) the Company successfully attains its earnings goal for 2008.

In accordance with the Retention Program, the Company established the earnings goal in March 2008, which was equivalent to its planned 2008 Adjusted EBITDA, defined as earnings before interest, tax, depreciation and amortization further adjusted to exclude certain adjustments consistent with the definition used in calculating the Company’s covenant compliance under its credit agreements and the indentures governing the Senior Notes. The Company successfully attained 100% of its Adjusted EBITDA goal for 2008. As a result, the Company paid $14.7 million, of which $13.2 million was accrued as of December 31, 2008, to participants under the Retention Program in 2009.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17:    Segment Data and Geographic Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions in 2009, 2008 and 2007.

	North America Broadband	International Broadband	Telecom Systems	Corporate	Consolidated
As of or For the Year Ended December 31, 2009
Revenues	$690,279	$203,886	$112,500	$-	$1,006,665
Operating income (loss)(1)	$(8,028)	$15,120	$14,227	$-	$21,319
Depreciation and amortization	$84,706	$13,355	$4,078	$-	$102,139
Assets(2)	$699,399	$184,461	$45,500	$265,938	$1,195,298
Capital expenditures(3)	$139,621	$15,124	$1,213	$7,516	$163,474
As of or For the Year Ended December 31, 2008
Revenues	$667,665	$237,188	$155,038	$-	$1,059,891
Operating income	$21,339	$21,679	$25,116	$-	$68,134
Depreciation and amortization	$55,868	$9,233	$3,836	$-	$68,937
Assets	$648,603	$197,087	$64,727	$169,690	$1,080,107
Capital expenditures	$71,696	$11,188	$2,223	$11,126	$96,233
As of or For the Year Ended December 31, 2007
Revenues	$615,716	$214,833	$139,526	$-	$970,075
Operating income	$44,259	$19,637	$25,911	$-	$89,807
Depreciation and amortization	$34,970	$7,947	$2,943	$-	$45,860
Assets	$610,950	$214,231	$66,215	$220,612	$1,112,008
Capital expenditures	$216,943	$14,357	$4,093	$12,787	$248,180

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit (see Note 9—Other Assets for further discussion) and $3.2 million development cost related to the construction of our Jupiter satellite.
(2)	North America Broadband segment includes $66.6 million of construction-in-process related to the construction of our Jupiter satellite.
(3)	Capital expenditures for North America Broadband segment includes $44.1 million related to capitalized software and the construction of our Jupiter satellite.

For the years ended December 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of total revenues. Revenues by geographic area are summarized by customers’ locations as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
North America	$800,659	$803,034	$725,673
Africa, Asia and the Middle East	88,412	106,627	125,043
Europe	68,072	115,495	88,366
South America and the Caribbean	49,522	34,735	30,993

Total revenues	$1,006,665	$1,059,891	$970,075

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Individual countries with significant revenues for the three years ended December 31, 2009 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$773,615	$784,887	$717,251
India	$38,956	$48,067	$49,681
United Kingdom	$29,166	$66,555	$30,568
Total property, net by geographic area is summarized by customers’ locations as follows (in thousands):
		December 31,
		2009	2008
North America:
United States		$573,748	$489,284
Mexico		55	2

Total North America		573,803	489,286
South America and the Caribbean		12,702	5,344
Africa, Asia and the Middle East		10,336	8,300
Europe		5,123	4,340

Total property, net		$601,964	$507,270

Note 18:    Transactions with Related Parties

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

In March 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and HCI’s HTI Preferred Stock was converted into HTI common stock (“HTI Shares”). There are certain restrictions and/or earn-out provisions applicable to the HTI Shares pursuant to the Merger agreement. If the full earn-out is achieved, HCI’s investment could represent approximately 3.8% of HTI’s outstanding common stock.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with us as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for the purposes of establishing a revised payment schedule for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of December 31, 2009. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired an equity investment in Hughes Systique Series A Preferred shares of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of December 31, 2009, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

Hughes Communications, Inc.

We have a management and advisory services agreement with HCI, our Parent, pursuant to which HCI agrees to provide us, through its officers and employees, general support, advisory, and consulting services in relation to our business. Pursuant to the agreement, we reimburse HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain HCI executives plus a 2% service fee. On March 12, 2009, we transferred $13.0 million of receivables that HTI owed to us to our Parent for $13.0 million in cash.

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of December 31, 2009, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 11—Debt. During 2009, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Smart & Final, Inc.

As of December 31, 2009, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

Intelsat Holdings Limited

We lease satellite transponder capacity from Intelsat Holdings Limited (“Intelsat”). In addition, our Italian subsidiary, Hughes Network Systems, S.r.L., entered into a cooperation agreement with Intelsat, Telespazio and Telecom Italia. Under this agreement, the parties are cooperating to provide broadband satellite services for Italian businesses operating in Eastern Europe and North Africa. Effective February 4, 2008, Apollo divested its entire ownership interest in Intelsat, and as a result, Intelsat is no longer a related party.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Sales:
HTI	$23,644	$31,065	$22,301
Apollo and affiliates	476	897	11,512

Total sales	$24,120	$31,962	$33,813

Purchases:
Hughes Systique	$9,853	$9,419	$5,609
HCI	9,160	6,605	6,052
95 West Co.	-	750	-
Intelsat(1)	-	10,074	119,961

Total purchases	$19,013	$26,848	$131,622

(1)	Subsequent to February 4, 2008, Intelsat is no longer a related party.

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	December 31,
	2009	2008
Due from related parties:
HTI	$8,652	$6,734
Smart & Final	52	30

Total due from related parties	$8,704	$6,764

Due to related parties:
HCI	$2,610	$1,112
Hughes Systique	1,643	1,507

Total due to related parties	$4,253	$2,619

Note 19: Net Income (loss) Attributable to HNS and Transfer from Noncontrolling Interest
	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net income (loss) attributable to HNS	$(44,905)	$12,096	$49,801

Transfers from the noncontrolling interest:
Decrease in HNS paid-in capital for purchase of subsidiary shares	(391)	-	-
Close-out of a subsidiary	-	-	(608)

Change from net income (loss) attributable to HNS and transfers from the noncontrolling interest	$(45,296)	$12,096	$49,193

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20:     Commitments and Contingencies

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

In March 2009, we received an arbitral award against Sea Launch entitling us to a full refund of the Sea Launch Deposit of $44.4 million, in addition to interest of 10% per annum on the Deposit from July 10, 2007 until payment is received in full. This award resulted from an arbitration proceeding initiated by the Company on June 28, 2007 relating to our SPACEWAY 3 satellite. Because of the material failure of a Sea Launch rocket that occurred on January 30, 2007, the launch of our SPACEWAY 3 satellite, scheduled for May 2007, was substantially delayed. We made alternative arrangements with another launch services provider to launch SPACEWAY 3 in August 2007 and in accordance with the Launch Service Agreement (“LSA”), we sent a notice of termination to Sea Launch. Under the LSA, we were entitled to terminate due to the launch delay and receive a refund of the Deposit made to Sea Launch in anticipation of the SPACEWAY 3 launch. Sea Launch refused to refund our Deposit and alleged that we had breached the LSA. The arbitration hearings were completed during the third quarter of 2008, and the March 2009 arbitral award was the result of the arbitration panel rendering its decision in our favor.

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch have been stayed under the bankruptcy laws. While we still intend to vigorously pursue the collection of our arbitral award, we will have to do so as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings, including but not limited to, Sea Launch’s credit information and its ability to continue its operations, we concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in “Loss on impairment” in the accompanying Consolidated Statements of Operations.

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of ours, received a tax assessment of approximately $6.4 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plans to dispute the State of São Paulo’s claims and to defend itself vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

On December 18, 2009, the Company and HCI received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. Based on our investigation, we believe that the allegations in this complaint are not meritorious and we intend to vigorously defend this matter.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Warranties

We warrant our hardware products over 12 to 24 months, depending on the products sold, following the date of installation. A large portion of our enterprise customers enter into maintenance agreements under which we recognize revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2009	2008
Balance beginning of period	$3,909	$3,579
Warranty costs accrual	2,350	3,267
Warranty costs incurred	(4,338)	(2,937)

Balance at end of period	$1,921	$3,909

Leases

We have non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$10,595
2011	9,680
2012	8,665
2013	5,704
2014	4,454
Thereafter	6,357

Total minimum lease payments	$45,455

Rental expenses under operating leases, net of sublease income, were $13.3 million, $12.8 million and $12.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2009 are as follows (in thousands):

Amount
Year ending December 31,
2010	$123,392
2011	59,613
2012	27,050
2013	23,623
2014	8,230
Thereafter	16,250

Total minimum lease payments	$258,158

Rental expenses under operating leases for transponder capacity were $180.9 million, $193.3 million and $188.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other

In June 2009, we entered into an agreement with SS/L, under which SS/L will manufacture our Jupiter satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make payment to SS/L in installments upon the completion of each milestone as set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease or acquire user beams, gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $14.2 million that were undrawn as of December 31, 2009. Of this amount, $2.4 million was issued under the Revolving Credit Facility; $1.7 million was secured by restricted cash; $0.9 million related to insurance bonds; and $9.2 million was secured by letters of credit issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of December 31, 2009, these obligations were scheduled to expire as follows: $9.6 million in 2010; $1.9 million in 2011; $0.3 million in 2012; and $2.4 million in 2013 and thereafter.

Note 21:	Supplemental Guarantor and Non-Guarantor Financial Information

Certain of the Company’s wholly-owned subsidiaries (HNS Real Estate LLC, Hughes Network Systems International Service Company, HNS India VSAT, Inc., HNS Shanghai, Inc. and Helius (together, the “Guarantor Subsidiaries”)) have fully and unconditionally guaranteed, on a joint and several basis, payment of the Senior Notes. In lieu of providing separate audited financial statements of the Co-Issuer and the Guarantor Subsidiaries, condensed financial statements prepared in accordance with Rule 3-10 of Regulation S-X are presented below. The column marked “Parent” represents our results of operations, with the subsidiaries accounted for using the equity method. The column marked “Guarantor Subsidiaries” includes the results of the Guarantor Subsidiaries along with the results of the Co-Issuer, a finance subsidiary which is 100% owned by the Company and which had no assets, operations, revenues or cash flows for the periods presented. The column marked “Non-Guarantor Subsidiaries” includes the results of non-guarantor subsidiaries of the Company. Eliminations necessary to arrive at the information for the Company on a consolidated basis for the periods presented are included in the column so labeled. Separate financial statements and other disclosures concerning the Co-Issuer and the Guarantor Subsidiaries are not presented because management has determined that they are not material to investors.

The following represents the supplemental condensed financial statements of the Company, the Guarantor Subsidiaries and the Non-guarantor Subsidiaries. These condensed financial statements should be read in conjunction with our consolidated financial statements and notes thereto.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheet as of December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$173,991	$1,091	$8,651	$-	$183,733
Marketable securities	31,126	-	-	-	31,126
Receivables, net	115,948	628	60,862	(14,632)	162,806
Inventories	47,437	138	12,669	-	60,244
Prepaid expenses and other	7,421	234	13,321	-	20,976

Total current assets	375,923	2,091	95,503	(14,632)	458,885
Property, net	542,642	32,792	26,530	-	601,964
Investment in subsidiaries	115,136	-	-	(115,136)	-
Other assets	102,045	3,221	29,183	-	134,449

Total assets	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298

Liabilities and equity
Accounts payable	$97,114	$2,272	$32,759	$(14,632)	$117,513
Short-term debt	2,054	-	4,696	-	6,750
Accrued liabilities and other	110,088	714	23,124	-	133,926

Total current liabilities	209,256	2,986	60,579	(14,632)	258,189
Long-term debt	710,259	-	4,698	-	714,957
Other long-term liabilities	16,191	-	-	-	16,191
Total HNS’ equity	200,040	29,197	85,939	(115,136)	200,040
Noncontrolling interest	-	5,921	-	-	5,921

Total liabilities and equity	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298

Condensed Consolidated Balance Sheet as of December 31, 2008 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$75,956	$2,013	$22,293	$-	$100,262
Receivables, net	147,424	2,007	66,109	(15,281)	200,259
Inventories	57,453	666	7,366	-	65,485
Prepaid expenses and other	8,030	284	12,111	-	20,425

Total current assets	288,863	4,970	107,879	(15,281)	386,431
Property, net	459,855	29,600	17,815	-	507,270
Investment in subsidiaries	92,057	-	-	(92,057)	-
Other assets	173,531	10,614	2,261	-	186,406

Total assets	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107

Liabilities and equity
Accounts payable	$57,488	$3,133	$35,327	$(15,281)	$80,667
Short-term debt	4,391	-	3,861	-	8,252
Accrued liabilities and other	128,813	761	29,841	-	159,415

Total current liabilities	190,692	3,894	69,029	(15,281)	248,334
Long-term debt	574,771	-	3,527	-	578,298
Other long-term liabilities	18,005	-	-	-	18,005
Total HNS' equity	230,838	36,658	55,399	(92,057)	230,838
Noncontrolling interest	-	4,632	-	-	4,632

Total liabilities and equity	$1,014,306	$45,184	$127,955	$(107,338)	$1,080,107

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2009

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$873,794	$9,680	$148,382	$(25,191)	$1,006,665

Operating costs and expenses:
Costs of revenues	644,750	5,281	109,870	(21,618)	738,283
Selling, general and administrative	147,793	5,173	25,810	(3,573)	175,203
Loss on impairment	44,400	-	-	-	44,400
Research and development	19,574	2,722	-	-	22,296
Amortization of intangible assets	4,038	1,126	-	-	5,164

Total operating costs and expenses	860,555	14,302	135,680	(25,191)	985,346

Operating income (loss)	13,239	(4,622)	12,702	-	21,319
Other income (expense):
Interest expense	(62,972)	-	(1,251)	129	(64,094)
Interest and other income (loss), net	1,541	-	242	(129)	1,654
Equity in earnings of subsidiaries	4,033	-	-	(4,033)	-

Income (loss) before income tax expense	(44,159)	(4,622)	11,693	(4,033)	(41,121)
Income tax expense	(746)	-	(1,690)	-	(2,436)

Net income (loss)	(44,905)	(4,622)	10,003	(4,033)	(43,557)
Net (income) loss attributable to the noncontrolling interest	-	(1,842)	494	-	(1,348)

Net income (loss) attributable to HNS	$(44,905)	$(6,464)	$10,497	$(4,033)	$(44,905)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2008 (In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$894,885	$13,873	$186,728	$(35,595)	$1,059,891

Operating costs and expenses:
Costs of revenues	676,339	5,878	134,476	(31,756)	784,937
Selling, general and administrative	140,747	5,533	31,127	(3,839)	173,568
Research and development	23,931	2,902	-	-	26,833
Amortization of intangible assets	5,387	1,032	-	-	6,419

Total operating costs and expenses	846,404	15,345	165,603	(35,595)	991,757

Operating income (loss)	48,481	(1,472)	21,125	-	68,134
Other income (expense):
Interest expense	(49,898)	-	(1,429)	-	(51,327)
Interest and other income, net	2,448	-	708	-	3,156
Equity in earnings of subsidiaries	11,988	-	-	(11,988)	-

Income (loss) before income tax expense	13,019	(1,472)	20,404	(11,988)	19,963
Income tax expense	(923)	-	(6,665)	-	(7,588)

Net income (loss)	12,096	(1,472)	13,739	(11,988)	12,375
Net (income) loss attributable to the noncontrolling interest	-	(381)	102	-	(279)

Net income (loss) attributable to HNS	$12,096	$(1,853)	$13,841	$(11,988)	$12,096

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$845,501	$1,140	$148,128	$(24,694)	$970,075

Operating costs and expenses:
Costs of revenues	627,684	-	104,626	(20,603)	711,707
Selling, general and administrative	116,134	3,295	30,043	(4,091)	145,381
Research and development	17,036	-	-	-	17,036
Amortization of intangible assets	6,144	-	-	-	6,144

Total operating costs and expenses	766,998	3,295	134,669	(24,694)	880,268

Operating income (loss)	78,503	(2,155)	13,459	-	89,807
Other income (expense):
Interest expense	(41,962)	-	(1,810)	-	(43,772)
Interest and other income, net	8,690	-	475	-	9,165
Equity in earnings of subsidiaries	4,670	-	-	(4,670)	-

Income (loss) before income tax expense	49,901	(2,155)	12,124	(4,670)	55,200
Income tax expense	(100)	-	(5,216)	-	(5,316)

Net income (loss)	49,801	(2,155)	6,908	(4,670)	49,884
Net (income) loss attributable to the noncontrolling interest	-	(286)	203	-	(83)

Net income (loss) attributable to HNS	$49,801	$(2,441)	$7,111	$(4,670)	$49,801

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2009 (In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(44,905)	$(4,622)	$10,003	$(4,033)	$(43,557)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	202,417	8,534	(8,556)	4,033	206,428

Net cash provided by operating activities	157,512	3,912	1,447	-	162,871

Cash flows from investing activities:
Change in restricted cash	(1)	-	(107)	-	(108)
Purchases of marketable securities	(41,080)	-	-	-	(41,080)
Proceeds from sales of marketable securities	10,000	-	-	-	10,000
Expenditures for property	(133,746)	(4,837)	(12,119)	-	(150,702)
Expenditures for capitalized software	(12,772)	-	-	-	(12,772)
Proceeds from sale of property	14	3	380	-	397
Long-term loan receivable	(10,000)	-	-	-	(10,000)
Other, net	(410)	-	(345)	-	(755)

Net cash used in investing activities	(187,995)	(4,834)	(12,191)	-	(205,020)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	6,791	-	6,791
Repayments of revolver borrowings	-	-	(7,861)	-	(7,861)
Long-term debt borrowings	138,024	-	9,825	-	147,849
Repayment of long-term debt	(4,894)	-	(7,481)	-	(12,375)
Debt issuance costs	(4,612)	-	-	-	(4,612)

Net cash provided by financing activities	128,518	-	1,274	-	129,792

Effect of exchange rate changes on cash and cash equivalents	-	-	(4,172)	-	(4,172)

Net increase (decrease) in cash and cash equivalents	98,035	(922)	(13,642)	-	83,471
Cash and cash equivalents at beginning of the period	75,956	2,013	22,293	-	100,262

Cash and cash equivalents at end of the period	$173,991	$1,091	$8,651	$-	$183,733

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,096	$(1,472)	$13,739	$(11,988)	$12,375
Adjustments to reconcile net income (loss) to net cash flows from operating activities	40,452	8,174	(2,824)	11,988	57,790

Net cash provided by operating activities	52,548	6,702	10,915	-	70,165

Cash flows from investing activities:
Change in restricted cash	3,577	-	(473)	-	3,104
Proceeds from sales of marketable securities	11,090	-	-	-	11,090
Expenditures for property	(69,535)	(4,839)	(7,295)	-	(81,669)
Expenditures for capitalized software	(14,564)	-	-	-	(14,564)
Acquisition of Helius, net of cash received	(10,543)	-	-	-	(10,543)

Net cash used in investing activities	(79,975)	(4,839)	(7,768)	-	(92,582)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	223	-	223
Long-term debt borrowings	173	-	3,433	-	3,606
Repayment of long-term debt	(10,320)	-	(3,429)	-	(13,749)

Net cash provided by (used in) financing activities	(10,147)	-	227	-	(9,920)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,372	-	3,372

Net increase (decrease) in cash and cash equivalents	(37,574)	1,863	6,746	-	(28,965)
Cash and cash equivalents at beginning of the period	113,530	150	15,547	-	129,227

Cash and cash equivalents at end of the period	$75,956	$2,013	$22,293	$-	$100,262

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2007

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$49,801	$(2,155)	$6,908	$(4,670)	$49,884
Adjustments to reconcile net income (loss) to net cash flows from operating activities	21,375	3,420	15,855	4,670	45,320

Net cash provided by operating activities	71,176	1,265	22,763	-	95,204

Cash flows from investing activities:
Change in restricted cash	284	-	95	-	379
Purchases of marketable securities	(22,096)	-	-	-	(22,096)
Proceeds from sales of marketable securities	114,105	-	-	-	114,105
Expenditures for property	(220,451)	(1,195)	(12,306)	-	(233,952)
Expenditures for capitalized software	(14,228)	-	-	-	(14,228)
Proceeds from sale of property	382	-	134	-	516

Net cash used in investing activities	(142,004)	(1,195)	(12,077)	-	(155,276)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	376	-	376
Long-term debt borrowings	115,000	-	4,731	-	119,731
Repayment of long-term debt	(21,577)	-	(3,266)	-	(24,843)
Debt issuance cost	(2,053)	-	-	-	(2,053)

Net cash provided by financing activities	91,370	-	1,841	-	93,211

Effect of exchange rate changes on cash and cash equivalents	-	-	(3,010)	-	(3,010)

Net increase in cash and cash equivalents	20,542	70	9,517	-	30,129
Cash and cash equivalents at beginning of the period	92,988	80	6,030	-	99,098

Cash and cash equivalents at end of the period	$113,530	$150	$15,547	$-	$129,227

Note 22:	Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Revenue	$239,754	$255,106	$250,469	$261,336
Gross margin	$59,003	$66,731	$67,929	$74,719
Net income (loss) attributable to HNS	$(4,854)	$(45,710)	$(1,570)	$7,229
Net income (loss)	$(4,464)	$(45,260)	$(1,354)	$7,521
2008:
Revenue	$237,020	$265,490	$271,719	$285,662
Gross margin	$66,019	$66,265	$68,850	$73,820
Net income attributable to HNS	$1,458	$2,634	$3,585	$4,419
Net income	$1,494	$2,668	$3,620	$4,593

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning our executive officers and members of our Board of Managers. Our Board of Managers is composed of four members. Each manager is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	63	Chief Executive Officer, President and Chairman of the Board of Managers
Grant A. Barber	50	Executive Vice President and Chief Financial Officer
T. Paul Gaske	56	Executive Vice President, North American Division
Adrian Morris	55	Executive Vice President, Engineering
Bahram Pourmand	63	Executive Vice President, International Division
Bob Buschman	60	Senior Vice President, Telematics
George Choquette	52	Senior Vice President, Engineering
Mike Cook	56	Senior Vice President, North America Sales and Marketing
John Corrigan	56	Senior Vice President, Engineering
Estil Hoversten	73	Senior Vice President
Tom Hsu	64	Senior Vice President, Terrestrial Microwave
Robert Kepley	52	Senior Vice President, Engineering
Sandi Kerentoff	56	Senior Vice President, Administration and Human Resources
Dean A. Manson	43	Senior Vice President, General Counsel and Secretary
Thomas J. McElroy	54	Senior Vice President and Controller
John McEwan	57	Senior Vice President, Operations
Ashok Mehta	55	Senior Vice President, Business InformationTechnology Services
Vinod Shukla	61	Senior Vice President, International Division
David Zatloukal	52	Senior Vice President, North American Operations
Deepak V. Dutt	65	Vice President and Treasurer
Andrew D. Africk	43	Member of the Board of Managers
Jeffrey A. Leddy	54	Member of the Board of Managers
Aaron J. Stone	37	Member of the Board of Managers

Pradman P. Kaul—Chief Executive Officer, President and Chairman of the Board of Managers. Mr. Kaul has been our Chief Executive Officer and President since 2000. Mr. Kaul has served on and been the Chairman of our Board of Managers since April 22, 2005 and has been with us since 1973. Previously, Mr. Kaul served as our Chief Operating Officer, Executive Vice President and Director of Engineering. Mr. Kaul has also been the Chief Executive Officer and President as well as a director of our Parent, Hughes Communications, Inc. (“HCI”), since February 3, 2006. With over 37 years of experience at the Company, Mr. Kaul has a deep knowledge and understanding of the Company, its operations and its lines of business. Before joining us, Mr. Kaul worked at COMSAT Laboratories in Clarksburg, Maryland. Mr. Kaul received a Bachelor of Science degree in Electrical Engineering from The George Washington University and a Master of Science degree in Electrical Engineering from the University of California at Berkeley. He holds numerous patents and has published articles and papers on a variety of technical topics concerning satellite communications. Mr. Kaul has been inducted as a member of the National Academy of Engineering.

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

Mike Cook—Senior Vice President, North American Sales and Marketing. Mr. Cook has been Senior Vice President, North American Sales and Marketing since March 2002. Mr. Cook is responsible for sales and marketing activities for all of our market sectors including our Enterprise and Consumer groups. He joined us in 1991 as Sales and Marketing Director for one of our subsidiaries, HNS Ltd, and was responsible for starting up our broadband service businesses in Europe, becoming managing director of our European broadband service business from 1994 to 1999. In addition, he was appointed Vice President of HNS Europe in 1998 and is currently a member of the board of directors of HNS Europe. Prior to joining us, Mr. Cook ran the U.K. data systems division of Alcatel Business Systems. Mr. Cook has a first class Bachelor of Science degree in Mathematics from Exeter University in England.

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

Robert Kepley—Senior Vice President, Engineering. Mr. Kepley has been our Senior Vice President, Engineering since July 2006. Mr. Kepley joined us in 1981 as a Member of the Technical Staff in our Corporate Research Center. Since 1985, he has held a variety of technical and management positions within Engineering including: Engineering Manager of Settop Box development from 1994 to 2002, Manager of VSAT Hardware Engineering, and is currently manager of Hardware Engineering. Mr. Kepley received his Bachelor of Science and Master of Science degrees in Electrical Engineering from North Carolina State University in Raleigh, North Carolina. He is co-inventor for a number of patents in electronics and communications systems and has authored several published technical papers.

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

Andrew D. Africk—Member of the Board of Managers. Mr. Africk has served on our Board of Managers since April 22, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years experience financing, analyzing and investing in public and private companies. Mr. Africk led the diligence team for the acquisition of the majority ownership of HCI by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Africk also serves on the boards of directors of Hughes Telematics, Inc., Petroleum Corporation, SOURCECORP, Incorporated and HCI. From 1999 to 2008, Mr. Africk served on the board of directors of SkyTerra Communications, Inc. (“SkyTerra”), including its predecessor. From 2005 to 2008 Mr. Africk served as the chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures. Mr. Africk serves as the chairman of the Nominating and Corporate Governance Committee and Compensation Committee of HCI.

Jeffrey A. Leddy—Member of the Board of Managers. Mr. Leddy has served on our Board of Managers since April 22, 2005. Mr. Leddy is also a director of HCI. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics and has more than 30 years of experience with communications companies. He previously served as SkyTerra’s Chief Executive Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the Board of Directors of Hughes Telematics, Arrowstream, Inc. and Hughes Systique Corporation.

        Aaron J. Stone—Member of the Board of Managers. Mr. Stone has served on our Board of Managers since April 22, 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies. Mr. Stone worked with the diligence team for the acquisition of the majority ownership of HCI by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Telematics, Inc., Parallel Petroleum, Connections Academy, LLC and HCI. Mr. Stone also serves on the Nominating and Corporate Governance Committee and the Compensation Committee of HCI. From 2005 to 2008, Mr. Stone served on the boards of directors of SkyTerra, Intelsat Holdings, Ltd. and Mobile Satellite Ventures. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc.

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

Compensation Discussion and Analysis

Overview of Compensation Program

The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). The Compensation Committee of the Board of Directors of HCI, which we refer to as the Compensation Committee, is responsible for establishing, implementing and continually monitoring the Company’s executive compensation program, including the compensation of our Chief Executive Officer (Pradman Kaul), Chief Financial Officer (Grant Barber), and our three other most highly compensated executive officers (Paul Gaske, Bahram Pourmand and Adrian Morris). We refer to these executives throughout this section as our Named Executive Officers. Generally, the types of compensation and benefits provided to our Named Executive Officers are similar to those provided to other officers of the Company. All of our Named Executive Officers are officers and employees of HCI and also provide services to the Company. All compensation earned by our Named Executive Officers is paid by HCI which in turn bills the Company 98% of the base salaries and all other compensation of our Named Executive Officers plus a 2% service fee. The remaining 2% of the base salaries and other compensation paid to our Named Executive Officers is expensed by, and for services to, HCI.

Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to closely align the compensation paid to executive officers, including our Named Executive Officers, with the short-term and long-term performance of the Company and to allow the Company to attract, retain and motivate key executives with talent critical to drive long-term success and create value to the Company. The Compensation Committee seeks to achieve this objective by linking a substantial portion of each executive’s total compensation to the achievement of the Company’s financial and operational goals. Our executive compensation program is designed to provide for both guaranteed and incentive compensation based on the Company’s performance, to motivate our executives to achieve the business goals set by the Company and to reward the executives for achieving these goals. Guaranteed compensation consists primarily of base salary, which represents 50% or less of total direct compensation. Incentive compensation consists of annual performance bonuses and equity compensation.

The Compensation Committee evaluates individual and Company performance with a goal of setting total compensation at levels that the Compensation Committee believes are competitive with the compensation paid to executives in companies of similar size and industry while also reviewing internal comparisons (including performance and levels of responsibility). The Compensation Committee believes that base salaries should be competitive to attract and retain qualified executive officers, and that executive officers should be provided opportunities to own shares of the Company’s stock to align their interests with the Company’s shareholders. In addition, the Compensation Committee believes that incentive compensation should be based primarily on the accomplishment of the Company’s performance goals in the interest of building a cohesive management team. We believe that our current executive compensation program provides an overall level of target compensation and compensation opportunity that is appropriate for a company of our size and industry.

Elements of Compensation

The Compensation Committee establishes the elements of our executive compensation program and determines the amount of total compensation to be paid to each of our Named Executive Officers. Members of management generally do not play a role in establishing the elements of compensation or the amount of compensation awarded to executives, including named executive officers, other than to make recommendations to the Compensation Committee regarding Company Performance Targets used to determine annual bonuses, as discussed below. The Compensation Committee has not engaged a compensation consultant to assist the Company in determining the compensation provided to our Named Executive Officers.

Our executive compensation program consists of the following key elements:

•	base salary

•	annual performance bonuses

•	equity compensation

•	perquisites and other compensation

Our executive officers also participate in the Company’s and HCI’s other employee benefit plans on the same terms as other employees. Our benefit plans include medical and dental coverage, long and short term disability coverage and basic life insurance equal to two times annual base salary. In addition, Pradman Kaul, our Chief Executive Officer, receives enhanced medical coverage for which he has no premium payment and no co-payments. This benefit was in place prior to the assumption of his employment agreement by HCI and HCI has agreed to continue to provide this benefit.

Base Salary—Base salaries for our Named Executive Officers are established at the beginning of the term of each executive’s employment agreement based on the executive’s responsibilities and a comparison to competitive market levels for the executive’s job function. The base salaries of our Named Executive Officers are reviewed on an annual basis by the Compensation Committee and at the time of a promotion or a significant change in responsibility. Factors considered for salary increases, although informally applied, are: individual and corporate performance, individual level of responsibility, inflation, contributions to the Company’s overall success, and current competitive market levels. For 2009, after review of the competitive market levels, and the recent economic conditions, the Compensation Committee did not grant salary increases to our general employee population, including the Named Executive Officers. As a result, the base salaries of our Named Executive Officers remained at the following 2008 levels, $620,090 for Mr. Kaul, $382,200 for Mr. Barber, $426,983 for Mr. Gaske, $426,733 for Mr. Pourmand and $367,183 for Mr. Morris. The Compensation Committee has not yet determined if salary increases will be granted to our Named Executive Officers for 2010.

Annual Performance Bonuses—The Annual Incentive Plan (the “AIP”) is an annual performance bonus program adopted by the Compensation Committee under the HCI 2006 Equity and Incentive Plan (the “Plan”). The AIP is designed to provide cash awards to our executive officers for achieving the Company’s financial and operational goals. The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Our Named Executive Officers and other officers of the Company and HCI participate in the AIP. Annual performance bonuses awarded under the AIP are reviewed and approved by the Compensation Committee and are paid in cash in a lump sum in the first quarter following the completion of each fiscal year. Annual performance bonuses for 2009 were awarded to all of our Named Executive Officers. Pursuant to his employment agreement and the AIP, each executive officer is eligible to receive an annual performance bonus up to an amount equal to a specified percentage of the executive’s annual base salary, which we refer to as the executive’s bonus target. For 2009, based on seniority and level of responsibility, the Compensation Committee set the bonus targets for each of our Named Executive Officers at 100% for Pradman Kaul, 70% for Paul Gaske, and 60% for Messrs. Barber, Pourmand and Morris.

The Compensation Committee annually determines a bonus pool for the year based on each executive’s target bonus amount and competitive market levels among the Company’s peer group (as discussed under “Targeted Compensation”) and makes awards under the AIP based on the level of achievement of our performance targets. The Compensation Committee may increase the annual performance bonus paid to the executive up to an additional 50% of the executive’s target bonus amount if the Company’s performance targets are exceeded. The Company performance targets to be used are established by the Compensation Committee at the beginning of each fiscal year based on financial and other metrics that the Compensation Committee has determined are indicative of the Company’s annual performance and position in the market. For 2009, the performance target components were revenue of $1,082.80 million, adjusted EBITDA of $175.0 million and cash balance of $273.5 million (referred to collectively as the Company Performance Targets) and a subjective factor to be determined by the Compensation Committee. If the Company achieves the annual budgeted amount for each of the Company Performance Targets, the Compensation Committee will award 100% of the bonus pool to the executives that participate in the AIP, with our revenue, adjusted EBITDA, cash balance and the subjective factor (based on overall Company performance) weighted at 30%, 40%, 15%, and 15%, respectively. Weight is allocated among the Company Performance Targets based on the significance of the target to the Company’s overall performance. Historically, the Compensation Committee has weighted the subjective factor at 15% of the total bonus amount and has determined not to adjust the weight for 2009. The measurement of actual performance is determined by interpolating the results on a straight line basis against the Company Performance Targets. If any of the Company Performance Targets fall below 90% of the budgeted amount, no weight will be awarded for that target. For 2009, the Compensation Committee awarded the following percentages of each Named Executive Officer’s 2009 base salary under the AIP: 90% to Mr. Kaul (compared to a target of 100%), 63% to Mr. Gaske (compared to a target of 70%), and 54% to Messrs. Barber, Pourmand and Morris (compared to a target of 60%). The actual 2009 AIP amounts awarded to each of our Named Executive Officers are shown in the Summary Compensation Table. The following table sets forth the percentage of the bonus pool that the Compensation Committee would award based on the targets established by the Compensation Committee for 2009 AIP awards:

	Percentage of Budget Amount Achieved
	90%	95%	100%	110%
Revenue	12%	21%	30%	45%
Adjusted EBITDA(1)	0%	30%	40%	60%
Cash balance	9%	12%	15%	22.5%
Subjective	0%	8%	15%	22.5%

Total	21%	71%	100%	150%

(1)	Adjusted EBITDA is defined as earnings (losses) before interest, income taxes, depreciation, amortization, equity incentive plan compensation and other adjustments permitted by the debt instruments of HNS. For the fiscal year ended December 31, 2009, Adjusted EBITDA is calculated from our audited financial statements by beginning with GAAP net loss (i) adding back interest expense; income tax expense; depreciation and amortization; equity plan compensation expense; and long-term cash retention compensation and loss on impairment; then (ii) subtracting interest income. Interest expense, income tax expense, and loss on impairment appear as line items on the Consolidated Statement of Operations. Depreciation and amortization appear as a line item on the Consolidated Statement of Cash Flows. The long-term cash retention compensation ($1.5 million for the year ended December, 31, 2009) and equity plan compensation expense ($6.9 million for the year ended December 31, 2009) appear on the Consolidated Statement of Operations as part of general and administrative expense.

The following table sets forth the actual performance by the Company for each of the Company Performance Targets established by the Compensation Committee for 2009 AIP awards and the corresponding AIP payout associated with each target (dollars in millions):

	Actual Performance	% of Budget Achieved	Payout
Revenue	$983.0	90.8%	13.4%
Adjusted EBITDA	$174.5	99.8%	39.4%
Cash balance	$305.8	111.8%	22.5%
Subjective		15.0%	15.0%

Total			90.3%

Equity Compensation—Our equity compensation is entirely incentive based compensation and is designed to serve as a retention tool and to provide a long-term incentive to employees directly related to the success of the Company. Our Named Executive Officers are eligible to participate in the Plan, which provides for equity awards including restricted stock, stock options, stock appreciation rights and other equity based awards of HCI. Each Named Executive Officer is reviewed annually by the Compensation Committee to determine if an equity award is appropriate and the level of any such award, however, the Compensation Committee does not anticipate making awards of equity compensation each year.

On April 24, 2008 each of our Named Executive Officers was awarded options to purchase HCI’s common stock under the Plan. Mr. Kaul was awarded 100,000 options and each of Messrs. Barber, Gaske, Pourmand and Morris were awarded 25,000 options. These options are subject to time vesting restrictions over four years and vest 50% on April 24, 2010, 25% on April 24, 2011, and 25% on April 24, 2012. These options had an exercise price of $54.00, the closing price of HCI’s common stock on April 24, 2008, the grant date of the options. In 2009, the Company determined that the options were under water and no longer served as a retention tool or provided the intended incentive to the option holders, including our Named Executive Officers. On April 16, 2009, all of the options awarded to each of our Named Executive Officers on April 24, 2008, along with those of all other eligible participants, were exchanged for new stock options as part of HCI’s offer to exchange certain outstanding stock options for new stock options (the “Options Exchange Program”). The new options are also subject to time vesting restrictions and vest 50% on April 16, 2011, 25% on April 16, 2012, and 25% on April 16, 2013. The new options have an exercise price of $14.47, the closing price of HCI’s common stock on April 15, 2009.

In addition to equity compensation that may be granted under the Plan, pursuant to their employment agreements, each of our Named Executive Officers was granted awards of our Class B membership interests pursuant to their employment agreements. Each of Messrs. Kaul, Gaske, Pourmand, and Morris were granted Class B membership interests upon the original execution of their employment agreements with the Company in 2005 and Mr. Barber was granted Class B membership interests upon the execution of his employment agreement with HCI in 2006.

Perquisites and Other Compensation—HCI provides our Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall executive compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to our Named Executive Officers, which include, without limitation:

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

Targeted Compensation

Target total compensation for each Named Executive Officer is established by the Compensation Committee based on peer group data, internal equity and performance of the Company and individual. Members of management do not play a role in establishing the target compensation for our Named Executive Officers; however, management recommends to the Compensation Committee the Company Performance Targets that are used to determine the annual performance bonus payments under the AIP. The Compensation Committee may, in its discretion, use or modify the Company Performance Targets recommended by management. The Company uses Equilar, an independent executive compensation research firm to create reports showing the percentile position of each Named Executive Officer compared to the selected peer group for base salary, total cash compensation and total direct compensation. Equilar is an on-line tool used by consultants and companies to obtain competitive information from proxy data. The Company did not engage any compensation consultants for executive compensation studies. The peer group used for the Equilar benchmarking tool includes: American Tower Corp, CenturyTel, Earthlink, Frontier Communications, Global Crossing, Loral Space & Communications, Mediacom Communications, RCN Corp, SAVVIS, TW Telecom, ViaSat, and XO Holdings. The Company’s peer group consists of companies with which management and the Compensation Committee believe we compete for executive talent and stockholder investment. The Equilar report for 2009 showed the following results when we were compared to the peer group companies:

HNS Compared to Competitive Market – Proxy Data
Position	Executive	Officer Comparison	Base Salary Percentile	Total Cash Compensation Percentile	Total Direct Compensation Percentile (1)
Chairman & Chief Executive Officer	Pradman Kaul	CEO	18th	18th	7th
Executive Vice President	T. Paul Gaske	2nd highest paid	50th	43rd	21st
Executive Vice President	Bahram Pourmand	3rd highest paid	78th	69th	39th
Chief Financial Officer	Grant Barber	CFO	65th	61st	28th
Executive Vice President	Adrian Morris	5th highest paid	83rd	84th	46th

(1)	Includes intrinsic annualized value of each Named Executive Officer’s interest in the Company through their Class B membership interests and all compensation received by the Named Executive Officers, including awards under the Plan, averaged over the vesting period.

The Compensation Committee seeks to set total compensation at levels that the Compensation Committee believes will retain our Named Executive Officers and at amounts that are competitive with the compensation paid to executives in similar companies. Upon review of the Equilar report for 2009, the Compensation Committee determined that no changes to the Company’s current executive compensation program were necessary.

The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Accordingly, the Compensation Committee set total compensation targets for 2009 as the following:

	Base Salary as a % of Total Compensation	Bonus Target as a % of Total Compensation	Equity Target as a % of Total Compensation(1)
Chief Executive Officer	33%	33%	34%
Chief Financial Officer – Executive Vice President	47%	28%	25%
Executive Vice Presidents	46%	29%	25%

(1)	Includes intrinsic annualized value of each Named Executive Officer’s interest in the Company through their Class B membership interests. Also includes all compensation received by the executive, including awards under the Plan, averaged over the vesting period.

Termination and Change of Control Benefits

The Compensation Committee has determined the appropriate levels of payments to be made to our Named Executive Officers upon the termination of their employment, including a termination of employment in connection with a change of control of the Company, to provide the executive officer with adequate income during the period that the executive officer may not compete with the Company, pursuant to the provisions of his employment agreement, and while seeking other employment. All of our Named Executive Officers receive the same benefits upon termination of employment in connection with a change of control of the Company. The Company does not make any payments to our Named Executive Officers, or accelerate the vesting of any equity compensation awards granted to such officers solely on the basis of a change of control of the Company. Payments are triggered only if the executive officer is terminated within one year, without cause, following a change of control of the Company. See “—Potential Payments upon Termination and Change of control.”

Section 162(m)

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), as interpreted by IRS Notice 2007-49, a public company generally may not deduct compensation in excess of $1.0 million paid to its chief executive officer and its three most highly compensated executive officers (other than the chief executive officer and the chief financial officer). Qualifying performance-based compensation will not be subject to the deduction limitation if certain requirements are met. While Section 162(m) of the Code is not applicable to the Company, it is applicable to HCI.

The Compensation Committee generally structures the Company’s and HCI’s compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate and in the best interests of its stockholders, after taking into consideration changing business conditions or the officer’s performance. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, no payment may be made under our compensation program prior to certification by the Compensation Committee that the applicable performance goals have been attained. The Company believes that the compensation paid under our compensation program in 2009 is fully deductible for federal income tax purposes.

Common Stock Ownership Guidelines

We believe that share ownership by our employees, including our Named Executive Officers, is the most effective method to deliver superior stockholder returns by increasing the alignment between the interests of our employees and our shareholders. We do not, however, have a formal requirement for share ownership by any group of employees.

Compensation Committee Report

The Compensation Committee of HCI’s Board of Directors reviews and either approves, on behalf of our Board of Managers, or recommends to our Board of Managers for approval: (i) the annual salaries and other compensation of our executive officers and (ii) individual stock and stock option grants to each of our executive officers. The Compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices and assists with the administration of our compensation plans. Mr. Africk is the chairman of the Compensation Committee and the other member of the committee is Mr. Stone. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Managers that the Compensation Discussion and Analysis be included in this report.

COMPENSATION COMMITTEE

Andrew D. Africk, Chairman
Aaron J. Stone

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2009, 2008 and 2007 the compensation for services in all capacities earned by our Named Executive Officers. All of our Named Executive Officers are officers and employees of HCI and provide services to the Company. All compensation reflected in this section was paid or awarded directly by HCI, which in turn bills HNS for 98% of the base salaries and all other compensation of our Named Executive Officers plus a 2% service fee. The remaining 2% of the base salaries and all other compensation paid to our Named Executive Officers are expensed by, and for service to, HCI. The compensation reflected in the Summary Compensation Table below is for service to the Company and HCI.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total
Pradman Kaul(3) CEO and Chairman of the Board	2009	$632,630	$94,000	$-	$465,000	$465,000	$-	$147,197	$1,803,827
	2008	$637,370	$94,000	$-	$2,443,000	$602,000	$-	$127,183	$3,903,553
	2007	$607,589	$67,000	$-	$-	$483,000	$-	$114,658	$1,272,247

Grant Barber(4) Chief Financial Officer	2009	382,200	35,000	-	116,250	172,000	-	50,572	756,022
	2008	382,351	35,000	-	610,750	223,000	-	52,341	1,303,441
	2007	360,850	30,000	-	-	218,000	-	47,465	656,315

Paul Gaske(5) Executive Vice President	2009	439,565	45,000	-	116,250	225,000	-	77,806	903,621
	2008	437,656	45,000	-	610,750	290,000	-	71,391	1,454,797
	2007	406,640	37,000	-	-	267,000	-	79,484	790,124

Bahram Pourmand(6) Executive Vice President	2009	426,754	39,000	-	116,250	193,000	-	60,230	835,234
	2008	426,754	39,000	-	610,750	249,000	-	62,435	1,387,939
	2007	407,115	32,000	-	-	229,000	-	54,833	722,948

Adrian Morris(7) Executive Vice President	2009	370,061	34,000	-	116,250	165,000	-	48,146	733,457
	2008	367,203	34,000	-	610,750	214,000	-	49,287	1,275,240
	2007	361,143	32,000	-	-	229,000	-	44,205	666,348

Total Compensation	2009	$2,251,210	$247,000	$-	$930,000	$1,220,000	$-	$383,951	$5,032,161
	2008	$2,251,334	$247,000	$-	$4,886,000	$1,578,000	$-	$362,637	$9,324,970
	2007	$2,143,337	$198,000	$-	$-	$1,426,000	$-	$340,645	$4,107,982

(1)	Each year, we award a bonus to each Named Executive Officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Bonus column include the portion of the AIP award paid to each Named Executive Officer based on the subjective factor. Amounts paid in connection with the achievement of the Company Performance Targets are reflected in the Non-Equity Incentive Plan Compensation column. All bonuses are paid in the year following the year it is earned.
(2)	On April 24, 2008. Mr. Kaul was awarded 100,000 stock options and Messrs. Barber, Gaske, Pourmand and Morris were each awarded 25,000 stock options. Each of these stock options was exchanged on April 16, 2009 for substantially similar stock options. There were no stock options awarded during 2007. The amounts listed reflect the full, grant date, market value of the options as computed using the Black-Scholes Model, $24.43 as of April 24, 2008, and $4.65 as of April 16, 2009. See Note 15—Employee Share-Based Payments to the Company’s audited consolidated financial statements included in Item 8 of this report for a discussion of the assumptions made in the valuation of the option awards.
(3)	For 2009, Mr. Kaul’s salary includes his salary earned of $620,111 plus $12,519 accrued, but unused paid time off (PTO). For 2008, Mr. Kaul’s salary includes his salary earned of $620,110 plus $17,260 accrued, but unused PTO. For 2007, Mr. Kaul’s salary includes his salary earned of $590,554 plus $17,035 accrued, but unused, PTO. Mr. Kaul’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $14,700 for 2009, $13,800 for 2008, and $13,500 for 2007 and our non-qualified excess benefit plan of $31,482 for 2009, $57,769 for 2008, and $48,748 for 2007; a special after tax bonus of $32,784 in lieu of a company contribution to the non-qualified excess benefit plan; a car allowance of $15,120 for 2009, $15,702 for 2008, $15,120 for 2007; executive medical coverage of $20,205 for 2009, $16,757 for 2008 and $15,008 for 2007; financial planning services in the amount of $11,876 for 2009, $11,089 for 2008, of which $169 of expense was incurred in 2007 but paid in 2008, and $10,500 for 2007; and a 50% PTO cashout payment in the amount of $11,926 for 2009 and, $5,962.80 for 2008 for PTO accrued in prior years. Other items (below $10,000/year) include group term life insurance coverage over $50,000, excess medical coverage, and personal liability insurance reimbursement.
(4)	For 2009, Mr. Barber’s salary includes his salary earned of $382,200. Mr. Barber used all of his PTO earned in 2009. For 2008, Mr. Barber’s salary includes his salary earned of $382,200 plus $151 accrued, but unused PTO. For 2007, Mr. Barber’s salary includes his salary earned of $359,800 plus $1,050 accrued, but unused, PTO. Mr. Barber’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $11,925 for 2009, $12,650 for 2008 and $12,375 for 2007 and the non-qualified excess benefit plan of $19,404 for 2009, $24,852 for 2008 and $18,384 for 2007; a car allowance of $12,940 for 2009, $13,438 for 2008, and $12,940 for 2007. Other items (below $10,000/year) include reimbursement for a management physical for 2007, group term life insurance coverage over $50,000, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan for 2009; and a credit for long term disability insurance.
(5)	For 2009, Mr. Gaske’s salary includes his salary earned of $427,003 plus $12,562 accrued, but unused PTO. For 2008, Mr. Gaske’s salary includes his salary earned of $427,003 plus $10,652 accrued, but unused PTO. For 2007, Mr. Gaske’s salary includes his salary earned of $406,640. Mr. Gaske used all of his PTO earned in 2007. Mr. Gaske’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $14,700 for 2009, $13,800 for 2008, and $13,500 for 2007 and the non-qualified excess benefit plan of $21,679 for 2009, $30,999 for 2008, and $38,511 for 2007; a car allowance of $12,940 for 2009, $13,438 for 2008 and $12,940 for 2007; and financial planning services in the amount of $11,876 for 2009, $11,089 for 2008, of which $169 of expense was incurred in 2007 but paid in 2008, and $10,651 for 2007. Other items (below $10,000/year) include reimbursement for a management physical for 2008 and 2007, a special after tax bonus in lieu of a company contribution to the non-qualified excess benefit plan for 2009 and group term life insurance coverage over $50,000.
(6)	For 2009, Mr. Pourmand’s salary includes his salary earned of $426,754. Mr. Pourmand used all of his PTO earned in 2009. For 2008, Mr. Pourmand’s salary includes his salary earned of $426,754. For 2007, Mr. Pourmand’s salary includes his salary earned of $406,411 plus $10,746 accrued but unused PTO ($5,090 of which was used in 2008). Mr. Pourmand’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $14,700 for 2009, $13,800 for 2008, and $13,500 for 2007 and the non-qualified excess benefit plan of $21,666 for 2009, $28,403 for 2008, and $24,238 for 2007 and a car allowance of $12,940 for 2009, $13,438 for 2008 and $12,940 for 2007. Other items (below $10,000/year) include group term life insurance coverage over $50,000, reimbursement for a medical physical exam(in 2008, incurred in 2007, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan for 2009 and a credit for long term disability insurance.
(7)	For 2009, Mr. Morris’ salary includes his salary earned of $367,203 plus $2,858 accrued, but unused PTO. For 2008, Mr. Morris’ salary includes his salary earned of $367,203. For 2007, Mr. Morris’ salary includes his salary earned of $349,710 plus $11,433 accrued but unused PTO ($6,039 of which was used in 2008). Mr. Morris’ all other compensation includes the Company’s matching contributions to its non-qualified excess benefit plan of $18,643 for 2009, $24,699 for 2008, and $20,171 for 2007 and a car allowance of $12,940 for 2009, $13,438 for 2008 and $12,940 for 2007. Other items (below $10,000/year) include the Company’s matching contributions to its qualified 401(k) plan, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan (2009 only), group term life insurance coverage over $50,000 and a credit for long term disability insurance.

Employment Agreements

Pradman P. Kaul

The employment agreement between Mr. Kaul and the Company originally was entered into as of April 23, 2005. Mr. Kaul serves as our Chief Executive Officer and Chairman of our Board of Managers and the Chief Executive Officer and President of HCI. HCI assumed Mr. Kaul’s employment agreement effective as of February 3, 2006. Mr. Kaul’s employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Kaul or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Kaul’s employment with HCI would also constitute a termination of his employment with the Company. The agreement provides for an annual base salary ($620,090 for 2009) and a cash bonus target in the amount of a percentage of his annual base salary (100% for 2009), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, Mr. Kaul purchased 1,500 Class B membership interests of the Company at $0.01 per unit. Of the 1,500 Class B membership interests, 750 are subject to time vesting, with 75 of the Class B membership interests vesting on November 1, 2005 and the remaining 675 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Kaul’s continued employment with us. If Mr. Kaul is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 750 Class B membership interests owned by Mr. Kaul are subject to performance vesting with 375 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined below ), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 750 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

The employment agreements of each of our Named Executive Officers, including Mr. Kaul, define “change of control” as (i) the acquisition of the Company by any individual or group not affiliated with the Company, HCI or its owners immediately prior to such acquisition of beneficial ownership of more than 50%, directly or indirectly, of the vote of the Company or HCI; or (ii) the consummation of an amalgamation, a merger or consolidation of the Company or HCI or any direct or indirect subsidiary of the Company or HCI with any other entity or a sale or other disposition of all or substantially all of the assets of the Company or HCI following which the voting securities of the Company or HCI that are outstanding immediately prior to such transaction cease to represent at least 50% of the combined voting power of the securities of the Company or HCI or, if the Company or HCI is not the surviving entity, such surviving entity or any parent or other affiliate of such surviving entity, outstanding immediately after such transaction.

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

Grant Barber

The employment agreement between Mr. Barber and HCI was entered into as of February 23, 2006. Mr. Barber serves as our Chief Financial Officer and as Executive Vice President and Chief Financial Officer of HCI. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Barber or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Barber’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Barber provides for an annual base salary ($382,200 for 2009) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2009), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

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

T. Paul Gaske

The employment agreement between Mr. Gaske and the Company originally was entered into as of April 23, 2005. Mr. Gaske serves as our Executive Vice President, North America and as an Executive Vice President of HCI. HCI assumed Mr. Gaske’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Gaske or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Gaske’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Gaske provides for an annual base salary ($426,983 for 2009) and a cash bonus target in the amount of a percentage of his annual base salary (70% for 2009), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, he purchased 650 Class B membership interests of the Company at $0.01 per unit. Of the 650 Class B membership interests, 325 are subject to time vesting, with 32.5 of the Class B membership interests vesting on November 1, 2005 and the remaining 292.5 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Gaske’s continued employment with us. If Mr. Gaske is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 325 Class B membership interests are subject to performance vesting with 162.5 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 325 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Bahram Pourmand

The employment agreement between Mr. Pourmand and the Company originally was entered into as of April 23, 2005. Mr. Pourmand serves as our Executive Vice President, International and as an Executive Vice President of HCI. HCI assumed Mr. Pourmand’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Pourmand or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Pourmand’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Pourmand provides for an annual base salary $426,733 for 2009) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2009), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Pourmand’s continued employment with us. If Mr. Pourmand is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company , HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Adrian Morris

The employment agreement between Mr. Morris and the Company originally was entered into as of April 23, 2005. Mr. Morris serves as our Executive Vice President, Engineering and as an Executive Vice President of HCI. HCI assumed Mr. Morris’ employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Morris or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Morris’ employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Morris provides for an annual base salary ($367,183 for 2009) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2009), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Morris’ employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, he purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 are subject to time vesting, with 25 of the Class B membership interests vesting on November 1, 2005 and the remaining 225 membership interests vesting in 54 equal monthly installments commencing on December 1, 2005, subject to Mr. Morris’ continued employment with us. If Mr. Morris is employed by us on the date that HCI (or its successors or assigns) holds less than 20% of the aggregate equity interests (measured by vote and value) in the Company (excluding certain specified transactions), then all of his time vesting Class B membership interests will vest on the first anniversary of the date on which HCI’s (or its successors’ or assigns’) aggregate equity interests in the Company fall below 20%. The remaining 250 Class B membership interests are subject to performance vesting with 125 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control (as defined above), liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 3.0 times on its investment in the Company, and all 250 Class B membership interests vesting if, following the earlier of April 23, 2010 or a change of control, liquidation, dissolution or winding up of the Company, HCI has received a cumulative total return of at least 5.0 times on its investment in the Company.

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

Grants of Plan Based Awards In Fiscal Year 2009

The Compensation Committee approved awards under the Plan to each of our Named Executive Officers in 2008, and approved an Options Exchange Program in 2009. On April 16, 2009, all of the outstanding options of each of our Named Executive Officers, along with all other eligible participants, were exchanged as part of the Options Exchange Program. The new options are subject to time vesting restrictions and vest 50% on April 16, 2011, 25% on April 16, 2012, and 25% on April 16, 2013. The new options have an exercise price of $14.47, the closing price of HCI’s common stock on April 15, 2009. Set forth below is information regarding stock options granted during 2009 under the Plan through the Options Exchange Program and information regarding threshold, target and maximum bonus awards our Named Executive Officers could earn in 2009 under the AIP.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Shares or Units (#)	All Other Option Awards: Securities Underlying Options(2) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(3) ($)
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pradman Kaul	4/16/2009	131,000	527,000	791,000	-	-	-	-	100,000	14.47	465,000
Grant Barber	4/16/2009	49,000	195,000	293,000	-	-	-	-	25,000	14.47	116,250
Paul Gaske	4/16/2009	63,000	254,000	381,000	-	-	-	-	25,000	14.47	116,250
Bahram Pourmand	4/16/2009	54,000	218,000	327,000	-	-	-	-	25,000	14.47	116,250
Adrian Morris	4/16/2009	47,000	187,000	281,000	-	-	-	-	25,000	14.47	116,250

(1)	Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP).
(2)	Options to purchase HCI common stock were awarded on April 16, 2009 to each of our Named Executive Officers as part of the Options Exchange Program. Mr. Kaul received 100,000 options and each of Messrs. Barber, Gaske, Pourmand and Morris received 25,000 options.
(3)	The amount listed in this column reflects the value of the options ($4.65) by the Black-Scholes option valuation model in accordance with Financial Accounting Standards Board Accounting Codification (“ASC”) 718 “Compensation-Stock Compensation.”

HCI 2006 Equity and Incentive Plan

Our Named Executive Officers are eligible to participate in the Plan, which provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards of HCI, as well as cash bonuses and long-term cash awards to our officers and other employees, advisors and consultants who are selected by our Compensation Committee for participation in the Plan. Unless earlier terminated by HCI’s Board of Directors, the Plan will expire on January 30, 2016. HCI’s Board of Directors may amend the Plan at any time. Termination of the Plan and amendments to the Plan are not intended to adversely affect any award that is then outstanding without the award holder’s consent, and HCI must obtain stockholder approval of a Plan amendment if stockholder approval is required to comply with any applicable law, regulation or NASDAQ rules.

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

Equity Incentive Program

A maximum of 2,700,000 shares (subject to adjustment) of HCI’s common stock have been reserved for grants pursuant to the equity incentive program under the Plan, and a maximum of 1,350,000 shares (subject to adjustment) may be issued pursuant to the exercise of incentive stock options granted under the Plan. Under the Plan, no more than 600,000 shares (subject to adjustment) of HCI’s common stock may be made subject to awards granted to a single individual in a single Plan year. In the event that the Compensation Committee determines that any corporate event, such as a stock split, reorganization, merger, consolidation, repurchase or share exchange, affects the HCI common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Plan participants, the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of:

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

The Plan provides that, unless otherwise determined by the Compensation Committee, if on or within one year following a change of control (as defined in the Plan), a participant’s employment is terminated by HCI or the Company other than for cause (as defined in the Plan) or by the participant for good reason (as defined in the Plan): (i) any award that is subject to time vesting that was not previously vested will become fully vested and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any other award will lapse and the award will become fully vested, except that any award subject to performance vesting will not become fully vested as a result of the termination following a change of control, but any vesting or other determinations required under the awards to determine whether performance goals have been fully achieved will occur at the time of such termination.

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

Stock Options and Stock Appreciation Awards—The terms and conditions of stock options and stock appreciation rights granted under the Plan are determined by the Compensation Committee and set forth in an agreement between HCI and the Plan participant. Stock options granted under the Plan may be “incentive stock options” within the meaning of Section 422 of the Code or non-qualified stock options. Pursuant to the Plan, a stock appreciation right confers on the participant the right to receive an amount, in cash or shares of HCI’s common stock (in the discretion of the Compensation Committee), equal to the excess of the fair market value of a share of HCI’s common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. No stock appreciation rights have been granted under the Plan. The exercise price of an option granted under the Plan will not be less than the fair market value of HCI’s common stock on the date of grant, unless otherwise provided by the Compensation Committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the Compensation Committee, which may include the attainment of performance goals.

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

Payment of awards granted under the cash incentive programs may be made subject to the attainment of performance goals to be determined by the Compensation Committee in its discretion. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, the Compensation Committee may base performance goals on one or more of the following business criteria, determined in accordance with generally accepted accounting principles, where applicable: return on equity, earnings per share, net income (before or after taxes), earnings before all or any of interest, taxes, depreciation and/or amortization; operating income; cash flow; return on assets; market share; cost reduction goals or levels of expenses, costs or liabilities; earnings from continuing operations; or any combination of one or more of the foregoing over a specified period. Such qualified performance-based goals may be expressed in terms of attaining a specified level of the particular criterion, an increase or decrease in the particular criterion, or a comparison of HCI’s performance, one of HCI’s or our subsidiaries, a business unit, a product line or any combination thereof relative to a market index or peer group, or any combination thereof. The Compensation Committee has the authority to make appropriate adjustments to such qualified performance goals to reflect the impact of extraordinary items (as defined in the Plan) not reflected in such goals.

Outstanding Equity Awards As Of December 31, 2009

The following table summarizes the outstanding equity award holdings of our Named Executive Officers as of December 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Vested(4) ($)
Pradman Kaul	-	100,000	-	$14.47	4/16/2019	63	283,291	750	3,372,510
Grant Barber	-	25,000	-	$14.47	4/16/2019	58	260,807	250	1,124,170
T. Paul Gaske	-	25,000	-	$14.47	4/16/2019	27	121,410	325	1,461,421
Bahram Pourmand	-	25,000	-	$14.47	4/16/2019	21	94,430	250	1,124,170
Adrian Morris	-	25,000	-	$14.47	4/16/2019	21	94,430	250	1,124,170

(1)	On April 16, 2009, the HCI stock options awarded to each of Messrs. Kaul, Barber, Gaske, Pourmand, and Morris on April 24, 2008 under the Plan were exchanged for new HCI stock options pursuant to the Options Exchange Program. These options are subject to time vesting restrictions and vest 50% on April 16, 2011, 25% on April 16, 2012, and 25% on April 16, 2013. The options have an exercise price of $14.47, the closing price of HCI’s common stock on April 15, 2009.
(2)	The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. The amounts reflected in the Number of Shares or Units of Stock that Have Not Vested column includes the unvested portion of each Named Executive Officer’s membership interests that are subject to time vesting.
(3)	The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. The amounts reflected in the Equity Incentive Plan Awards: Unearned Shares, Units or Other Rights That Have Not Vested column includes the unvested portion of each Named Executive Officer’s membership interests that are subject to the achievement of performance milestones.
(4)	Messrs. Kaul, Gaske, Pourmand, and Morris purchased 1500, 650, 500, and 500, respectively, of Class B membership interests in HNS on April 23, 2005 for $0.01 per unit. On February 2, 2006, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. As of December 31, 2009, the fair market value of the unvested Class B membership interests was determined by the appreciation of HNS from the point the majority owners invested in the Company.

Class B Membership Interests

Our second amended and restated limited liability agreement allows for the issuance of the Company’s Class B membership interests which are entitled to receive a pro rata share of any distributions once the capital contributions of the Class A membership interest holders have been paid in full. As of December 31, 2009, a total of 4,650 Class B membership interests have been issued since April 23, 2005 at par value to certain of our current and former directors and executive officers of the Company and HCI, including our Named Executive Officers, entitling the holders to approximately 4% of any capital distributions resulting from a qualifying transaction. The value of the Class B membership interests is reflected in the Outstanding Equity Awards at Fiscal Year-end Table. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. At the holders’ election, vested Class B membership interests can be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon the exchange would be based upon the fair market value of the vested Class B membership interest divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The issuance of the shares of HCI’s common stock is subject to the authorization of HCI’s Board of Directors and compliance with applicable securities laws. On May 28, 2008, 994 vested Class B membership interests held by our Named Executive Officers were exchanged for an aggregate of 170,083 shares of HCI common stock. During 2009, 326 Class B membership interests held by individuals other than our Named Executive Officers were exchanged for an aggregate of 58,074 shares of HCI common stock.

Option Exercises and Stock Vested In Fiscal Year 2009

In addition, there were no exercises of stock options by our Named Executive Officers during the year ended December 31, 2009. The following table summarizes the vesting of HNS Class B Membership Interests held by each of our Named Executive Officers during the year ended December 31, 2009.

		Option Awards		Stock Awards
Name	Share Type	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting(1) (#)	Value Realized on Vesting (2) ($)
Pradman Kaul	Class B membership interests			150	674,502
Grant Barber	Class B membership interests			50	224,834
T. Paul Gaske	Class B membership interests			65	292,284
Bahram Pourmand	Class B membership interests			50	224,834
Adrian Morris	Class B membership interests			50	224,834

(1)	Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in HNS on April 23, 2005 for $0.01 per unit. On February 2, 2005, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. Amount represents the portion of membership interests that vested in 2009.
(2)	The fair market value at December 31, 2009 was determined by the appreciation of HNS from the point the majority owners invested in the Company. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock. As such, Messrs Kaul, Barber, Gaske, Pourmand and Morris do not realize the value shown on the membership interests they hold until such conversion.

Pension Benefits

None of our Named Executive Officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans sponsored by the Company or HCI.

Nonqualified Deferred Compensation As Of December 31, 2009

The following table summarizes non-qualified deferred compensation earned, or contributed by, or on behalf of, each of our Named Executive Officers under our Excess Benefit Plan for the year ended December 31, 2009.

Name	Executive Contributions in 2009(1) ($)	Registrant Contributions in 2009(2) ($)	Aggregate Earnings in 2009(3) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2009 ($)
Pradman Kaul	83,953	31,482	116,457	-	510,548
Grant Barber	29,106	19,404	22,277	-	158,850
T. Paul Gaske	32,158	21,679	59,201	-	286,601
Bahram Pourmand	57,776	21,666	84,550	-	426,619
Adrian Morris	49,714	18,643	39,549	-	341,156

(1)	The amounts listed were contributed by the Named Executive Officer during 2009. These amounts are reported in the “Salary” column of the “Summary Compensation Table” for each named executive officer.
(2)	The amounts listed were contributed by the Company during 2009 based on the same company match formula that is done for all other employees. Since all of the Named Executive Officers have greater than 3 years of service, all contributions from the Company are 100% vested. These amounts are reported in the “All Other Compensation” column of the “Summary Compensation Table” for each named executive officer.
(3)	Aggregate earnings are dependent on the investment decisions made by the Named Executive Officer. All earnings are market earnings, and none are preferential or set by the Company or HCI.

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

401(k) Plan

The Company maintains a 401(k) plan intended to permit HCI’s and our employees to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain Internal Revenue Service limits (16,500 in 2009). Participants who are age 50 or older may elect to make additional contributions, called catch-up contributions, into the plan. Up to $5,500 of catch-up contributions may be made in 2009. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. We do not match catch-up contributions. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan. The plan also permits participants to elect to make contributions on an after-tax basis. Our executive officers, including our Named Executive Officers, are eligible to participate in the 401(k) plan on the same terms as all other employees.

Potential Payments upon Termination and Change of Control

The Compensation Committee has determined the appropriate levels of payments to be made to our Named Executive Officers upon the termination of their employment, including a termination of employment in connection with a change of control of the Company, to provide the executive officer with adequate income during the period that the executive may not compete with the Company, pursuant to the provisions of his employment agreement, and while seeking other employment. The Company does not make any payments to our Named Executive Officers, or accelerate the vesting of any equity compensation awards granted to such officers solely on the basis of a change of control of the Company. Payments are triggered only if the executive is terminated without cause, as defined below, within one year following a change of control of the Company.

The following paragraphs set forth the potential payments payable to our Named Executive Officers in certain circumstances under their current employment agreements and our other compensation programs. The Compensation Committee may, in its discretion, add to these benefits or payments if it deems advisable. All cash payments, including accrued but unused paid time off but not including annual performance bonuses, to be made upon the termination of the employment of any executive officer are paid in a lump sum at the time of termination. Annual performance bonuses, if earned and unpaid at the time of termination, are paid in a lump sum in the first quarter following the fiscal year in which the executive officer is terminated. All payments made to our Named Executive Officers upon termination or change of control are paid by HCI, which is in turn is reimbursed by the Company for these amounts under the terms of the Management Agreement with HCI.

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

•

Good Reason. Includes any of the following conditions or events without the executive’s prior consent: (i) a material diminution of the executive’s position or responsibilities that is inconsistent with the executive’s title, provided that (a) any change in the executive’s position or responsibilities that occurs as a result of the sale of HCI or its significant assets or (b) any change in the executive’s position or responsibilities pursuant to an internal reorganization, in each case, following which, the executive’s level of position at the Company is not materially diminished shall not give rise to good reason under (i) or (ii); (ii) a material and willful breach by HCI of the executive’s employment agreement; (iii) a reduction in the executive’s base salary or the percentage of his base salary eligible as a target bonus; or (iv) a relocation of the executive’s principal place of business more than 50 miles away from the original location.

•	Change of Control. See “—Summary Compensation Table—Employment Agreements—Pradman Kaul” for the definition of change of control.

Pradman P. Kaul

Pursuant to his employment agreement, if Mr. Kaul’s employment is terminated by us for Cause, Mr. Kaul will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Kaul’s employment is terminated by us without Cause or by him for Good Reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Kaul would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without Cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Kaul is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Kaul provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Kaul’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Kaul’s employment agreement also provides that if Mr. Kaul should become permanently disabled and terminated by us, or die during the term of his employment agreement, Mr. Kaul or his estate would receive, his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any of Mr. Kaul’s time vesting Class B membership interests that have not vested as of the date of such an event would vest and his performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Kaul’s employment was terminated under each of the above circumstances on December 31, 2009, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	-	621,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	620,090	621,000	20,205	283,291	10,000
Without good reason non-renewal of agreement by executive	-	621,000	-	-	-
Disability or death	-	621,000	-	283,291	-
Termination within one year of Change of Control	620,090	621,000	20,205	283,291	10,000

(1)	Value of Accelerated Equity was based on the fair market value as of December 31, 2009 for the Class B membership interests.

Grant Barber

Pursuant to his employment agreement, if Mr. Barber’s employment is terminated by us for Cause , Mr. Barber will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Barber’s employment is terminated by us without Cause or by him for Good Reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Barber would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without Cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Barber is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Barber provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Barber’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Barber’s employment agreement also provides that if Mr. Barber should become permanently disabled and terminated by us, or die during the term of his employment agreement, Mr. Barber or his estate would receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any of Mr. Barber’s time vesting Class B membership interests that have not vested as of the date of such an event would vest and his performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Barber’s employment was terminated under each of the above circumstances on December 31, 2009, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	-	230,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	382,200	230,000	13,974	112,417	10,000
Without good reason non-renewal of agreement by executive	-	230,000	-	-	-
Disability or death	-	230,000	-	260,807	-
Termination within one year of Change of Control	382,200	230,000	13,974	112,417	10,000

(1)	Value of Accelerated Equity was based on the fair market value as of December 31, 2009 for the Class B membership interests.

T. Paul Gaske

Pursuant to his employment agreement, if Mr. Gaske’s employment is terminated by us for Cause, Mr. Gaske will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Gaske’s employment is terminated by us without Cause or by him for Good Reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Gaske would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without Cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Gaske is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Gaske provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Gaske’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Gaske’s employment agreement also provides that if Mr. Gaske should become permanently disabled and terminated by us, or die during the term of his employment agreement, Mr. Gaske or his estate would receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any of Mr. Gaske’s time vesting Class B membership interests that have not vested as of the date of such an event would vest and his performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Gaske’s employment was terminated under each of the above circumstances on December 31, 2009, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	-	299,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	426,983	299,000	13,974	121,410	10,000
Without good reason non-renewal of agreement by executive	-	299,000	-	-	-
Disability or death	-	299,000	-	121,410	-
Termination within one year of Change of Control	426,983	299,000	13,974	121,410	10,000

(1)	Value of Accelerated Equity was based on the fair market value as of December 31, 2009 for the Class B membership interests.

Bahram Pourmand

Pursuant to his employment agreement, if Mr. Pourmand’s employment is terminated by us for Cause, Mr. Pourmand will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Pourmand’s employment is terminated by us without Cause or by him for Good Reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Pourmand would receive (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without Cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Pourmand is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Pourmand provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Pourmand’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Pourmand’s employment agreement also provides that if he should become permanently disabled and terminated by us, or die during the term of his employment agreement, Mr. Pourmand or his estate would receive his (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any of Mr. Pourmand’s time vesting Class B membership interests that have not vested as of the date of such an event would vest and his performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Pourmand’s employment was terminated under each of the above circumstances on December 31, 2009, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	-	257,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	426,733	257,000	10,197	94,430	10,000
Without good reason non-renewal of agreement by executive	-	257,000	-	-	-
Disability or death	-	257,000	-	94,430	-
Termination within one year of Change of Control	426,733	257,000	10,197	94,430	10,000

(1)	Value of Accelerated Equity was based on the fair market value as of December 31, 2009 for the Class B membership interests.

Adrian Morris

Pursuant to his employment agreement, if Mr. Morris’ employment is terminated by us for Cause, Mr. Morris will receive his (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of termination. In the event that Mr. Morris’ employment is terminated by us without Cause or by him for Good Reason subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Morris would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies); (ii) one year of base salary plus the bonus that would have been payable for the calendar year in which such termination occurs as if he were employed by the Company at the end of such year; (iii) six (6) months of vesting for his time vesting Class B membership interests (provided that if his employment is terminated by us without Cause within one year following a change of control, all of his Class B membership interests subject to time vesting will become fully vested on the date of termination); (iv) vesting of the performance based Class B membership interests to the extent that within 180 days of such termination, the cumulative total return goals are met; (v) continuation of health and medical plans for twelve (12) months following the termination; and (vi) reasonable outplacement benefits. Mr. Morris is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Morris provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to company policies). In general, following a termination of Mr. Morris’ employment, we have a right to repurchase his vested Class B membership interests at fair market value.

Mr. Morris’ employment agreement also provides that if Mr. Morris should become permanently disabled and be terminated by us, or die during the term of his employment agreement, Mr. Morris or his estate would receive, his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to company policies) through the date of such event. Any of Mr. Morris’ time vesting Class B membership interests that have not vested as of the date of such an event would vest and his performance vesting Class B membership interests would remain outstanding and subject to vesting for 180 days to determine if the cumulative total return goals were met.

Assuming that Mr. Morris’ employment was terminated under each of the above circumstances on December 31, 2009, such payments and benefits have an estimated value of:

Circumstances	Cash Severance ($)	Bonus ($)	Medical Continuation ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts (1) ($)	Outplacement Benefits ($)
For cause	-	221,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	367,183	221,000	6,871	94,430	10,000
Without good reason non-renewal of agreement by executive	-	221,000	-	-	-
Disability or death	-	221,000	-	94,430	-
Termination within one year of Change of Control	367,183	221,000	6,871	94,430	10,000

(1)	Value of Accelerated Equity was based on the fair market value as of December 31, 2009 for the Class B membership interests.

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

Our Limited Liability Company Agreement, as amended provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. All of our Class A membership interests are owned by Hughes Communications, Inc. (“HCI” or “Parent”). The following table sets forth information regarding the beneficial ownership as of February 26, 2010 of Hughes Network Systems, LLC (“HNS”) Class B membership interests of: (i) each of our executive officers; (ii) each member of our Board of Managers; and (iii) all of our executive officers and members of our Board of Managers as a group. As of February 26, 2010, there were 3,330 Class B membership interests issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Units	Percentage of Class
HNS Class B membership interests	Pradman P. Kaul(1)	1,073	32.2%
HNS Class B membership interests	Grant Barber(2)	400	12.0%
HNS Class B membership interests	T. Paul Gaske(3)	465	14.0%
HNS Class B membership interests	Adrian Morris(4)	359	10.8%
HNS Class B membership interests	Bahram Pourmand(5)	359	10.8%
HNS Class B membership interests	Jeffrey A. Leddy(6)	600	18.0%

HNS Class B membership interests	Members of the board of managers and executive officers as a group (6 persons)	3,256	97.8%

(1)	Consists of 1,073 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Kaul’s employment agreement. Mr. Kaul also owns 8,969, net of shares withheld for the payment of taxes, shares of HCI common stock granted as restricted stock that vested on March 24, 2008 under the HCI 2006 Equity and Incentive Plan (the “Plan”) and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(2)	Consists of 400 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Barber’s employment agreement. Mr. Barber also owns 15,000 shares of HCI common stock granted as options he exercised under the Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(3)	Consists of 465 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Gaske’s employment agreement. Mr. Gaske also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(4)	Consists of 359 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Morris’ employment agreement. Mr. Morris also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(5)	Consists of 359 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in Mr. Pourmand’s employment agreement. Mr. Pourmand also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(6)	Consists of 600 of our Class B membership interests which are subject to time or performance vesting requirements as set forth in a restricted unit purchase agreement between Mr. Leddy and us. Mr. Leddy also owns 100,000 shares of HCI common stock including vested options to purchase 20,000 shares of HCI common stock and 15,000 shares of HCI common stock granted as restricted stock under the Plan.

Our executive officers and members of our Board of Managers also own shares of the common stock of our Parent. The following table sets forth information regarding the beneficial ownership as of February 26, 2010 of HCI’s common stock of (i) each of our executive officers, (ii) each member of our Board of Managers and (iii) all of our executive officers and members of our Board of Managers as a group. As of February 26, 2010, there were 21,632,324 shares of HCI’s common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
HCI Common Stock	Pradman P. Kaul(1)	9,032	*
HCI Common Stock	Grant Barber(2)	15,111	*
HCI Common Stock	T. Paul Gaske(3)	9,406	*
HCI Common Stock	Adrian Morris(4)	9,477	*
HCI Common Stock	Bahram Pourmand(5)	9,477	*
HCI Common Stock	Andrew Africk(6)	50,000	*
HCI Common Stock	Aaron Stone(7)	37,500	*
HCI Common Stock	Jeffrey A. Leddy(8)	100,000	*

HCI Common Stock	Members of the board of managers and
	executive officers as a group (8 persons)	240,003	1.1%

*	Indicates beneficial ownership of less than 1%.
(1)	Consists of 8,969 shares, net of shares withheld for taxes payment, of HCI common stock granted as restricted stock under the Plan and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Kaul also owns 1,073 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(2)	Consists of 15,000 shares of HCI’ common stock granted as options he exercised under the HCI Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Barber also owns 400 HNS Class B membership interests, which are subject to time vesting requirements as set forth in his employment agreement with us.
(3)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Gaske also owns 465 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(4)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Morris also owns 359 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(5)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Pourmand also owns 359 HNS Class B membership interests, which are subject to time or performance vesting requirements as set forth in his employment agreement with us.
(6)	Includes options to purchase 3,750 shares of HCI’s common stock, which are currently exercisable, and 25,000 shares of restricted stock granted under the HCI Plan. Andrew Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.
(7)	Includes options to purchase 12,500 shares of our common stock which are currently exercisable and 25,000 shares of restricted stock granted under the Plan. Aaron Stone is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.
(8)	Includes options to purchase 20,000 shares of HCI’s common stock that are currently exercisable and 15,000 shares of HCI common stock granted as restricted stock under the Plan. Mr. Leddy also owns 600 HNS Class B membership interests, which are subject to time or performance vesting requirements.

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
Equity compensation plans approve by security holders:
Hughes Network Systems, LLC Bonus Unit Plan(1)
Equity compensation plans not approved by security holders:
None

Total	-	-	-

(1)	In July 2005, the Company adopted an incentive plan (the "Bonus Unit Plan") pursuant to which 4.4 million bonus units were granted to certain employees. The bonus units provide for time vesting and are subject to a participant's continued employment with us at the time of predetermined exchange dates. The number of HCI's common stock shares to be issued upon each exchange would be based upon the fair market value of the vested bonus units divided by the closing trading price of HCI's common stock for the 20 business days immediately preceding the date of the exchange.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The following is a description of certain relationships and related transactions.

Hughes Communications, Inc.

On March 27, 2006, we entered into a management and advisory services agreement with our parent company, Hughes Communications, Inc. (“HCI” or “Parent”). Under this agreement, HCI provides us, through its officers and employees, with general support, advisory and consulting services in relation to our business. Under the agreement, we paid a quarterly fee of $250,000 for these services. In addition, we reimbursed HCI for its out of pocket costs and expenses incurred in connection with the services, including an amount equal to 98% of the compensation of certain executives plus a 2% service fee. We amended the management and advisory services agreement, effective from January 1, 2007, to eliminate the quarterly fee of $250,000 that we paid to HCI for the services. All other terms and conditions of the management and advisory services agreement remained unchanged. On March 12, 2009, the Company sold $13 million of receivables that were owed to the Company from Hughes Telematics, Inc. (“HTI”) to HCI for $13 million in cash.

Sponsor Investment

As of December 31, 2009, Apollo owned, directly or indirectly 95% of Smart & Final. We provide broadband products and services to Smart & Final. For the year ended December 31, 2009, Smart & Final paid $0.6 million to us for these services.

Agreements with Hughes Systique Corporation

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

On December 22, 2005, we entered into a master software development agreement with Hughes Systique, allowing us to issue mutually agreed statements of work to Hughes Systique for software development services. For the year ended December 31, 2009, we paid $9.6 million to Hughes Systique for their services.

In October 2005 and January 2008, HCI invested $3.0 million and $1.5 million, respectively, in the Series A Preferred Stock of Hughes Systique (“Hughes Systique Preferred Stock”). On March 11, 2009, pursuant to a termination and settlement agreement between Hughes Systique and one of its significant shareholders, the holdings of such shareholder was converted to a reduced level of ownership, representing 5% of Hughes Systique’s common stock. As a result, at December 31, 2009, on an undiluted basis, HCI owned approximately 45.23% of the outstanding shares of Hughes Systique and our CEO and President and Pradeep Kaul owned an aggregate of approximately 25.61% of the outstanding shares of Hughes Systique.

On February 8, 2008, HCI and another significant shareholder of Hughes Systique agreed to make available to Hughes Systique a term loan facility of up to $3.0 million. Under that facility Hughes Systique may make borrowing requests of at least $1.0 million to be funded equally by HCI and the other shareholder. The loan bears interest at 6%, payable annually, and is convertible into common shares of Hughes Systique upon non-payment or an event of default. On February 11, 2008, Hughes Systique made an initial draw of $1.0 million, and HCI funded its share of the initial draw in the amount of $0.5 million. Effective March 11, 2009, HCI and Hughes Systique amended the term loan facility to remove the other shareholder as a lender, and on March 26, 2009, HCI funded the remaining $1.0 million of its $1.5 million commitment under the loan. As a result, HCI is not obligated to provide any further funding to Hughes Systique under the Loan.

Agreement with 95 West Co. Inc.

In July 2006, we entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC., (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate our SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. MLH owns a controlling interest in 95 West Co. MLH is controlled by an affiliate of Apollo, HCI’s controlling stockholder. Jeffrey Leddy, a member of our Board of Managers and a member of the HCI board of directors, is a director and the general manager of MLH, the CEO and President of 95 West Co., and also owns a small interest in each of 95 West Co. and MLH. Andrew Africk, a member of our Board of Managers and a member of the HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay 95 West Co. $9.3 million in annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016 for the use of the orbital positions, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2009, we paid 95 West Co. $0.75 million.

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

In October 2007, we entered into an agreement with HTI and a customer of HTI, whereby we agreed to assume the rights and performance obligations of HTI under that agreement in the event that HTI fails to perform its obligations due to a fundamental cause such as bankruptcy or the cessation of its telematics business. In connection with that agreement, the

Company and HTI have entered into a letter agreement pursuant to which HTI has agreed to take certain actions to enable us to assume HTI’s obligations in the event that such action is required. However, as a result of the merger of HTI into Polaris Acquisition Corp. (the “Merger”), our obligations to HTI and its customer expired when HTI became a public company in March 2009 with an initial market capitalization value greater than $300.0 million.

In January 2008, we entered into an agreement (the “Telematics Agreement”) with HTI, pursuant to which we are developing an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit (“TCU”), which will serve as the user appliance in the telematics system. The agreement also provides that, subject to certain specified performance conditions, we shall serve as the exclusive manufacturer and supplier of TCUs for HTI. In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with us under the Telematics Agreement as a result of the bankruptcy filing of one of its customers. We are working closely with HTI to conclude the program and to settle all remaining obligations. During the year ended December 31, 2009, we received $25.1 million from HTI for development engineering and manufacturing services under the Telematics Agreement.

On March 12, 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock of HTI (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the Merger, which occurred on March 31, 2009, HCI’s outstanding HTI Preferred Stock converted into HTI common stock, subject to a six-month lock-up. As a result of the Merger, HCI’s investment represents approximately 5.4% of HTI’s outstanding common stock, before giving effect to the “earn-out” discussed below. In connection with the Merger, HCI also received certain additional common shares of HTI that are subject to achievement of certain “earn-out” targets by HTI over five years. If the full earn-out is achieved, HCI’s investment could represent approximately 3.8% of HTI’s outstanding, unrestricted common stock. In addition to the risk and valuation fluctuations associated with the “earn-out” target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods.

On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for the purposes of establishing a revised payment schedule for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

HTI is controlled by an Apollo affiliate. Apollo owns a controlling interest in our parent. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owned less than 1.0% of the equity of HTI as of December 31, 2009. In addition, Andrew Africk, a member of our Board of Managers and HCI’s Board of Directors, is a director of HTI and a senior partner of Apollo.

Policies and Procedures for Reviewing Related Party Transactions

Our Audit Committee reviews and approves proposed transactions or courses of dealings with respect to which Apollo, our Parent’s controlling stockholder, and/or our executive officers or managers or members of their immediate families have an interest. The HCI Code of Ethics for Chief Executive and Senior Financial Officers, which applies to our principal executive officer, chief financial officer and principal accounting officer or controller and other executive officers performing similar functions (each a Selected Officer), requires our Selected Officers executive and financial executives to avoid actual or apparent conflicts of interest between personal and professional relationships of such officers and the Company. Before making any investment, accepting any position or benefits, participating in any transaction or business arrangement or otherwise acting in a manner that creates or appears to create a conflict of interest, such officers must make full disclosure of all facts and circumstances to the Audit Committee and obtain the prior written approval of the Audit Committee and the Board of Managers. Where a conflict of interest may exist within our Audit Committee or Board of Managers, prior written approval is obtained from HCI’s Audit Committee. HCI’s written Code of Conduct which applies to our employees and officers, requires all employees, including executive officers, to avoid actual or apparent conflicts of interest between personal and professional relationships of the employees and the Company, including, but not limited to any investment, interest, or association that interferes or potentially could interfere with independent exercise of judgment in the best interest of the Company. In addition, our corporate Secretary distributes and collects questionnaires that solicit information about any direct or indirect transactions with the Company from each of our directors and officers and reviews the responses to these questionnaires.

Pursuant to the Company’s Amended and Restated Limited Liability Company Agreement, the Company is expressly permitted in the normal course of its business to enter into transactions with any or all members of the Company or with any affiliate of any or all members of the Company provided that the price and other terms of such transactions are fair to the Company and that the price and other terms of such transactions are not less favorable to the Company than those generally prevailing with respect to comparable transactions between unrelated parties.

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

For the years ended December 31, 2009 and 2008, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”). Audit and all other fees paid or accrued by the Company and its consolidated subsidiaries aggregated $1,727,000 and $1,540,000 for the years ended December 31, 2009 and 2008, respectively and were composed of the following:

•

Audit Fees—The aggregate fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $1,658,000 in 2009 and $1,462,000 in 2008.

•

Audit-Related Fees—The aggregate fees billed for audit-related services for the year ended December 31, 2009 was $16,000. These fees relate to comfort letters, due diligence and consultation provided in connection with debt offerings and registration statements. There were no audit-related fees in 2008.

•

Tax Fees—The aggregate fees billed for tax services for the years ended December 31, 2009 and 2008, were $12,000 and $19,000, respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in both 2009 and 2008.

•

All Other Fees—The aggregate fees for services not included above were $41,000 and $59,000 respectively, for the years ended December 31, 2009 and 2008. These fees relate to consultation on accounting, financial and regulatory reporting matters in Europe for 2008.

Audit Committee Approval Policy

The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit-related, internal control-related, tax and permissible non-audit services to be provided to the Company by our independent accountants. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year. All fees paid to Deloitte & Touche for the years ended December 31, 2009 and 2008 were pre-approved by the Audit Committee in accordance with these policies.

Audit Committee Report

The Audit Committee of the Hughes Network Systems, LLC Board of Managers, or the Committee, is currently composed of two directors and operates under a written charter adopted by the Board of Managers. These committee members are not considered to be independent. The members of the Committee are Aaron J. Stone and Jeffrey A. Leddy.

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

Based upon the Committee’s discussions with management and the independent registered public accounting firm and the Committee’s review of the representations of management and the reports of the independent registered public accounting firm to the Committee, the Committee recommended that the Board of Managers include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

AUDIT COMMITTEE Aaron J. Stone Jeffrey A. Leddy

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	127
	3.	Exhibits	See below

Exhibit Number	Description
3.1	Certificate of Formation of Hughes Network Systems, LLC filed in the State of Delaware on November 12, 2004 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.2	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.3	Certificate of Incorporation of HNS Finance Corp. filed in the State of Delaware on March 27, 2006 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.4	By-laws of HNS Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.5	Certificate of Incorporation of Hughes Network Systems International Service Company filed in the State of Delaware on April 27, 1990, including all amendments thereto and as last amended on June 12, 1990 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.6	By-laws of Hughes Network Systems International Service Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.7	Certificate of Formation of HNS Real Estate, LLC filed in the State of Delaware on April 19, 2005 (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.8	Amended and Restated Limited Liability Company Agreement of HNS Real Estate, LLC, dated April 22, 2005 (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.9	Certificate of Incorporation of HNS-India VSAT, Inc. filed in the State of Delaware on November 15, 1991 (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.10	By-laws of HNS-India VSAT, Inc. (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.11	Certificate of Incorporation of HNS-Shanghai, Inc. filed in the State of Delaware on October 9, 1990, including all amendments thereto and as last amended on May 23, 1994 (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.12	By-laws of HNS-Shanghai, Inc. (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

Exhibit Number	Description
4.1	Indenture, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.2	Supplemental Indenture No. 1, dated as of May 6, 2008, among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in the Indenture) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 7, 2008 (File No. 333-138009)).

4.3	Registration Rights Agreement, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., the guarantors listed on Schedule I thereto, Bear, Stearns & Co., Inc, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.4	Form of 9 1/2% Senior Note due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.5	Indenture, dated as of May 27, 2009 among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

4.6	Registration Rights Agreement, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS finance Corp., the guarantors listed on Schedule I thereto and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

10.1	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.2	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.3	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.4	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.5	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005 and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders party thereto from time to time, Bear Stearns Corporate Lending Inc., as administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

10.6	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

Exhibit Number	Description
10.7	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.8	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).

10.9	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.10	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.11	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.12	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).

10.13	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.15	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.16	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.18	Amendment No. 1 to Restricted Unit Purchase Agreement dated December 15, 2006 between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed December 19, 2006).

10.19	Credit Agreement dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp., as co borrowers, the lenders party thereto, Bear Stearns Corporate Lending Inc. and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009)).

Exhibit Number	Description
10.20	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 06, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007 (File No. 333-138009)).

10.21	Hughes Network System, LLC Long Term Cash Incentive Retention Program (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Hughes Network Systems, LLC filed May 7, 2008 (File No. 333-138009)).

10.22	Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (Confidential treatment has been requested for certain portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 7, 2009 (File No. 333-138009)).

12*	Statement of computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries of Hughes Network Systems, LLC.

31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedule

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(In thousands)
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts receivable:
Year ended December 31, 2009	$9,551	$21,391	$-	$(18,857)	$12,085
Year ended December 31, 2008	$9,060	$15,198	$-	$(14,707)	$9,551
Year ended December 31, 2007	$10,158	$11,405	$-	$(12,503)	$9,060

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 3, 2010	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/S/ GRANT A. BARBER

	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ PRADMAN P. KAUL	Chief Executive Officer, President	March 3, 2010
Pradman P. Kaul	and Chairman of the Board of Managers (Principal Executive Officer)

/S/ GRANT A. BARBER	Executive Vice President and Chief Financial Officer	March 3, 2010
Grant A. Barber	(Principal Financial Officer)

/S/ THOMAS J. MCELROY	Senior Vice President, Controller and Chief	March 3, 2010
Thomas J. McElroy	Accounting Officer

/S/ JEFFREY A. LEDDY	Member of the Board of Managers	March 3, 2010
Jeffrey A. Leddy

/S/ ANDREW D. AFRICK	Member of the Board of Managers	March 3, 2010
Andrew D. Africk

/S/ AARON J. STONE	Member of the Board of Managers	March 3, 2010
Aaron J. Stone