Form 10-Q
period 2010-03-31
Hughes Network Systems, LLC
filed 2010-05-05
CIK 1376567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of the registrant's membership interests outstanding as of April 30, 2010 was as follows:

Class A Membership Interests:         95,000
Class B Membership Interests:           3,330

 i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$118,336	$183,733
Marketable securities	43,672	31,126
Receivables, net	159,093	162,806
Inventories	61,690	60,244
Prepaid expenses and other	21,543	20,976
Total current assets	404,334	458,885
Property, net	638,399	601,964
Capitalized software costs, net	48,858	49,776
Intangible assets, net	12,786	13,488
Goodwill	2,661	2,661
Other assets	68,177	68,524
Total assets	$1,175,215	$1,195,298
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98,175	$117,513
Short-term debt	6,506	6,750
Accrued liabilities and other	140,093	133,926
Total current liabilities	244,774	258,189
Long-term debt	714,298	714,957
Other long-term liabilities	17,177	16,191
Total liabilities	976,249	989,337
Commitments and contingencies
Equity:
Hughes Network Systems, LLC ("HNS") equity:
Class A membership interests	178,157	177,933
Class B membership interests	-	-
Retained earnings	30,532	36,094
Accumulated other comprehensive loss	(15,951)	(13,987)
Total HNS' equity	192,738	200,040
Noncontrolling interest	6,228	5,921
Total equity	198,966	205,961
Total liabilities and equity	$1,175,215	$1,195,298

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Services revenues	$186,890	$161,904
Hardware sales	55,253	77,850
Total revenues	242,143	239,754
Operating costs and expenses:
Cost of services	115,650	106,546
Cost of hardware products sold	60,886	74,205
Selling, general and administrative	48,680	43,797
Research and development	4,915	5,351
Amortization of intangible assets	702	1,385
Total operating costs and expenses	230,833	231,284
Operating income	11,310	8,470
Other income (expense):
Interest expense	(16,105)	(13,829)
Interest income	553	227
Loss before income tax (expense) benefit	(4,242)	(5,132)
Income tax (expense) benefit	(1,217)	668
Net loss	(5,459)	(4,464)
Net income attributable to the noncontrolling interest	(103)	(390)
Net loss attributable to HNS	$(5,562)	$(4,854)

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)
(Unaudited)

	HNS' Equity
	Class A and B Membership	Retained	Accumulated Other Comprehensive	Noncontrolling
	Interests	Earnings	Loss	Interest	Total
Balance at January 1, 2009	$177,425	$80,999	$(28,583)	$5,629	$235,470
Share-based compensation	220	-	-	-	220
Comprehensive income (loss):
Net income (loss)		(4,854)		390	(4,464)
Foreign currency translation adjustments			(1,407)
Unrealized gain on hedging instruments			5,337
Reclassification of realized loss on hedging instruments			(854)
Balance at March 31, 2009	$177,645	$76,145	$(25,507)	$6,019	$231,226

Balance at January 1, 2010	$177,933	$36,094	$(13,987)	$5,921	$205,961
Share-based compensation	224	-	-	-	224
Comprehensive income (loss):
Net income (loss)		(5,562)		103	(5,459)
Foreign currency translation adjustments			(1,011)	204	(807)
Unrealized loss on hedging instruments			(2,323)		(2,323)
Reclassification of realized loss on hedging instruments			1,368		1,368
Unrealized gain on available-for-sale securities			2		2
Balance at March 31, 2010	$178,157	$30,532	$(15,951)	$6,228	$198,966

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,459)	$(4,464)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	29,969	21,860
Amortization of debt issuance costs	616	378
Share-based compensation expense	224	220
Other	37	(9)
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	3,077	23,683
Inventories	(2,078)	(1,089)
Prepaid expenses and other	828	747
Accounts payable	(19,909)	(4,873)
Accrued liabilities and other	7,660	(3,025)
Net cash provided by operating activities	14,965	33,428
Cash flows from investing activities:
Change in restricted cash	88	94
Purchases of marketable securities	(22,615)	-
Proceeds from sales of marketable securities	10,000	-
Expenditures for property	(63,668)	(26,625)
Expenditures for capitalized software	(3,166)	(4,391)
Proceeds from sale of property	-	56
Net cash used in investing activities	(79,361)	(30,866)
Cash flows from financing activities:
Short-term revolver borrowings	1,999	-
Repayments of revolver borrowings	(2,430)	-
Net decrease in notes and loans payable	-	(509)
Long-term debt borrowings	1,220	933
Repayments of long-term debt	(1,721)	(2,069)
Debt issuance costs	(1,742)	-
Net cash used in financing activities	(2,674)	(1,645)
Effect of exchange rate changes on cash and cash equivalents	1,673	1,393
Net increase (decrease) in cash and cash equivalents	(65,397)	2,310
Cash and cash equivalents at beginning of the period	183,733	100,262
Cash and cash equivalents at end of the period	$118,336	$102,572
Supplemental cash flow information:
Cash paid for interest	$2,407	$2,653
Cash paid for income taxes	$2,341	$705
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$25,303

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of March 31, 2010, there were 95,000 Class A membership interests outstanding and 3,330 Class B membership interests outstanding.

We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites, including our Jupiter satellite, which is currently under construction and/or the provision of satellite capacity. The Corporate segment includes our corporate offices and assets not specifically related to another business segment.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three months ended March 31, 2010 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

New Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06 to improve disclosures about fair value measurements. ASU 2010-6 clarifies certain existing disclosures and requires new disclosure regarding significant transfers in and out of Level 1 and Level 2 of fair value measurements and the reasons for the transfer. In addition, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amendments in ASU 2010-06 were effective for fiscal years beginning after December 15, 2009, and for interim periods within those fiscal periods. The adoption of ASU 2010-06 did not have a material impact on our fair value measurements.

In June 2009 and December 2009, the FASB amended ASC 810 changing certain consolidation guidance and requiring improved financial reporting by enterprises involved with variable interest entities (“VIE”). The amendments provide guidance in determining when a reporting entity should include the assets, liabilities, noncontrolling interest and results of activities of a VIE in its consolidated financial statements. The amendments to ASC 810 were effective for the first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of amendments to consolidation rules did not have any impact on our disclosures relating to our VIE activity and our financial statements.

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011, with early adoption permitted. We are currently evaluating the impact these amendments will have on our financial statements when they become effective.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2:	Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized	Estimated
	Basis	Gain	Fair Value
March 31, 2010:
Municipal commercial paper	$12,615	$-	$12,615
U.S. government bonds and treasury bills	15,045	11	15,056
Other debt securities	15,999	2	16,001
Total available-for-sale securities	$43,659	$13	$43,672
December 31, 2009:
U.S. government bonds and treasury bills	$15,105	$4	$15,109
Other debt securities	16,012	5	16,017
Total available-for-sale securities	$31,117	$9	$31,126

Our investments in municipal commercial papers have A-1+ and P-1 ratings from S&P and Moody’s, respectively, and our investments in U.S. government bonds and treasury bills have AAA and Aaa ratings from S&P and Moody’s, respectively. The investments in Other debt securities have A-1+ and P-1/Aa3 ratings from S&P and Moody’s, respectively.

Note 3:	Receivables, Net

Receivables, net consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Trade receivables	$152,323	$154,037
Contracts in process	15,929	16,952
Other receivables	3,428	3,902
Total receivables	171,680	174,891
Allowance for doubtful accounts	(12,587)	(12,085)
Total receivables, net	$159,093	$162,806

Trade receivables included $8.9 million and $8.7 million of amounts due from related parties as of March 31, 2010 and December 31, 2009, respectively. Advances and progress billings offset against contracts in process amounted to $3.6 million and $0.3 million as of March 31, 2010 and December 31, 2009, respectively.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4:	Inventories

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Production materials and supplies	$8,547	$7,896
Work in process	19,064	15,615
Finished goods	34,079	36,733
Total inventories	$61,690	$60,244

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

Note 5:	Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives	March 31,	December 31,
		(years)	2010	2009
Land and improvements		10	$5,891	$5,885
Buildings and leasehold improvements		2 - 30	33,532	32,867
Satellite related assets		15	380,394	380,394
Machinery and equipment		1 - 7	277,186	250,345
VSAT operating lease hardware		2 - 5	19,035	18,945
Furniture and fixtures		7	1,579	1,557
Construction in progress	—Jupiter		98,302	66,555
	—Other		14,857	12,888
Total property			830,776	769,436
Accumulated depreciation			(192,377)	(167,472)
Total property, net			$638,399	$601,964

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

For the three months ended March 31, 2010, we capitalized $2.0 million of interest related to the construction of Jupiter.

Note 6:	Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
March 31, 2010:
Backlog and customer relationships	4 - 8	$21,612	$(16,296)	$5,316
Patented technology and trademarks	2 - 10	15,745	(8,275)	7,470
Total intangible assets, net		$37,357	$(24,571)	$12,786
December 31, 2009:
Backlog and customer relationships	4 - 8	$21,612	$(16,015)	$5,597
Patented technology and trademarks	2 - 10	15,745	(7,854)	7,891
Total intangible assets, net		$37,357	$(23,869)	$13,488

We amortize the recorded values of our intangible assets over their estimated useful lives. As of March 31, 2010, our intangible assets included $11.8 million of fully depreciated intangible assets. For the three months ended March 31, 2010 and 2009, we recorded $0.7 million and $1.4 million of amortization expense, respectively. Estimated future amortization expense at March 31, 2010 is as follows (in thousands):

Amount
Remaining nine months ending December 31, 2010	$2,048
Year ending December 31,
2011	2,730
2012	2,730
2013	2,730
2014	1,237
2015	1,237
Thereafter	74
Total estimated future amortization expense	$12,786

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7:	Other Assets

Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Subscriber acquisition costs	$28,513	$29,884
Debt issuance costs	13,956	12,899
Other	25,708	25,741
Total other assets	$68,177	$68,524

Note 8:	Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at	March 31,	December 31,
	March 31, 2010	2010	2009
VSAT hardware financing	8.00% - 15.00%	$3,188	$3,158
Revolving bank borrowings	8.75%	1,103	1,547
Capital lease and other	6.00% - 39.60%	2,215	2,045
Total short-term and the current portion of long-term debt		$6,506	$6,750

As of March 31, 2010, we had an outstanding revolving bank borrowing of $1.1 million, which had a variable interest rate of 8.75%. The borrowing was obtained by our Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $4.7 million as of March 31, 2010.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at	March 31,	December 31,
	March 31, 2010	2010	2009
Senior Notes(1)	9.50%	$588,424	$587,874
Term Loan Facility	7.62%	115,000	115,000
VSAT hardware financing	8.00% - 15.00%	5,152	5,861
Capital lease and other	6.00% - 39.60%	5,722	6,222
Total long-term debt		$714,298	$714,957
(1) Includes 2006 Senior Notes and 2009 Senior Notes.

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility was amended to be: (i) in respect of the interest rate, at our option, the ABR (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted LIBOR (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the three months ended March 31, 2010 and 2009, there were no borrowings under the Revolving Credit Facility. As of March 31, 2010, the Revolving Credit Facility had total outstanding letters of credit of $2.1 million and an available borrowing capacity of $47.9 million.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In May 2009, we, along with our subsidiary, HNS Finance Corp., as Co-Issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of March 31, 2010 and December 31, 2009, we recorded $6.5 million and $3.0 million, respectively, of accrued interest payable related to the 2009 Senior Notes.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of March 31, 2010 and December 31, 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2010 and December 31, 2009, we recorded $19.6 million and $8.9 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of March 31, 2010.

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 14—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of March 31, 2010, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, we recorded a net unrealized loss of $1.0 million and a net unrealized gain of $4.5 million for the three months ended March 31, 2010 and 2009, respectively, in accumulated other comprehensive loss associated with the fair market valuation of the interest rate swap. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. For each of the three months ended March 31, 2010 and 2009, we recorded $2.2 million interest expense on the Term Loan Facility.

Note 10:	Fair Value

Under ASC 820 “Fair Value Measurements and Disclosures,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. ASC 820 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes, a barrier option model or a binomial model). ASC 820 established the following three levels used to classify the inputs used in measuring fair value measurements:

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of March 31, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			March 31, 2010
	Level	Included In	Carrying Value	Fair Value
Marketable securities	1	Marketable securities	$43,672	$43,672
2006 Senior Notes	1	Long-term debt	$450,000	$462,375
2009 Senior Notes	1	Long-term debt	$150,000	$154,163
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$11,477	$11,477

Note 11:	Income Taxes

We are a limited liability company and have elected to be treated as a partnership for income tax purposes. As such, our U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Our Parent holds 100% of our Class A membership interests; and therefore, our activity is reported on our Parent’s income tax returns. Under the terms of the Contribution and Membership Interest Purchase Agreement dated December 3, 2004, as amended, among the Company, SkyTerra Communications, Inc., the DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), DIRECTV retained the domestic tax benefits of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005.

For the three months ended March 31, 2010 and 2009, we recorded a net income tax expense of $1.2 million and a net income tax benefit of $0.7 million, respectively. Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations.

Certain of our subsidiaries are expected to utilize a portion of their net operating loss carry-forwards during 2010. These subsidiaries have not met the more-likely-than-not criteria of ASC 740 “Income Taxes” and therefore maintain a full valuation allowance on their deferred tax assets as of March 31, 2010. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

For the three months ended March 31, 2010, we did not identify any significant uncertain tax positions. We do not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	2007 and forward
United States - Various States	2005 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12:	Employee Share-Based Payments

HCI’s 2006 Equity and Incentive Plan

In January 2006, HCI’s Board of Directors approved the HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of HCI and its subsidiaries who are selected by HCI’s Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.6 million for each of the three months ended March 31, 2010 and 2009. As of March 31, 2010, we had $2.2 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 1.14 years.

Summaries of non-vested restricted stock awards, excluding awards issued to HCI’s directors, and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	72,360	$47.58
Forfeited	(500)	$45.02
Vested	(4,175)	$49.41
Non-vested at March 31, 2010	67,685	$47.48

Restricted Stock Units

As of December 31, 2009 and March 31, 2010, we had 8,675 non-vested restricted stock units with a weighted-average grant-date fair value of $28.73.

Stock Option Program

On April 24, 2008, HCI’s Compensation Committee made stock option awards under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. The grant and exercise price of the stock options is the closing price of HCI’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model.

On March 19, 2009, HCI offered eligible participants in the Stock Option Program the opportunity to exchange (the “Exchange Offer”) all or a portion of their eligible outstanding stock options for new stock options, on a one-for-one basis, through an exchange offer, which expired on April 16, 2009. Each new option (the “New Options”) has an exercise price of $14.47, which was the closing price of our common stock on April 15, 2009, and a new vesting schedule to reflect the new grant date of April 16, 2009.

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Forfeited or expired	(4,650)	$14.47
Outstanding at March 31, 2010	643,400	$16.78	9.12	$7,263
Vested and expected to vest at March 31, 2010	579,060	$16.78	9.12	$6,537
Exercisable at March 31, 2010	-	$-
(1) In thousands.

The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $1.0 million and $0.8 million of compensation expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had $9.1 million of unrecognized compensation expense for non-vested stock options, which will be recognized over a weighted average period of 3.1 years.

Bonus Unit Plan

In July 2005, we adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by the Company at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock. The number of HCI’s common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.2 million for each of the three months ended March 31, 2010 and 2009 related to the Bonus Unit Plan.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Three Months Ended
	March 31,
	2010	2009
Non-vested, beginning balance	2,453,250	2,500,000
Forfeited	(13,750)	-
Non-vested balance at March 31,	2,439,500	2,500,000

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. The Class B membership interests subject to the performance criteria vested on April 23, 2010. At the holders’ election, vested Class B membership interests may be exchanged for our common stock. The number of shares of our common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of our common stock for the 20 business days immediately preceding the date of such exchange. On September 25, 2009, HCI registered 75,000 shares of its common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to ASC 718 “Compensation—Stock Compensation,” the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three months ended March 31, 2010 and 2009. There were no Class B membership interests issued or forfeited during the three months ended March 31, 2010. As of March 31, 2010, there were 3,330 outstanding Class B membership interests.

Note 13:	Long-Term Cash Incentive Retention Program

In 2005, the Company established a one-time employee retention program (“Retention Program”), which was designed to retain certain employees chosen by HNS’ senior management. As a result of HNS successfully attaining 100% of its earnings goal for 2008, as defined in the Retention Program, the Company paid an aggregate of $14.7 million to eligible participants under the Retention Program in 2009.

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

In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with us as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 1% of HTI’s equity as of March 31, 2010. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique, an entity consolidated with our Parent, for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired an equity investment in Hughes Systique Series A Preferred shares of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of March 31, 2010, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

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

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of March 31, 2010, the remaining debt balance under the capital lease was $5.3 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 8—Debt.

Smart & Final, Inc.

As of March 31, 2010, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

Certain members of our Board of Managers and officers serve on the boards of directors of some of our affiliates. In some cases, such members and officers have received stock-based compensation from such affiliates for their service. In those cases, the amount of stock-based compensation received by the directors and officers is comparable to stock-based compensation awarded to other non-executive members of the affiliates’ boards of directors.

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Sales:
HTI	$301	$7,068
Smart & Final	123	152
Total sales	$424	$7,220
Purchases:
HCI	$2,483	$2,195
Hughes Systique	2,455	2,244
Total purchases	$4,938	$4,439

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Due from related parties:
HTI	$8,862	$8,652
Smart & Final	51	52
Total due from related parties	$8,913	$8,704
Due to related parties:
HCI	$4,478	$2,610
Hughes Systique	1,669	1,643
Total due to related parties	$6,147	$4,253

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15:	Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite(1)	Corporate	Consolidated
As of or For the Three Months Ended March 31, 2010
Revenues	$173,995	$43,456	$24,692	$-	$-	$242,143
Operating income (loss)	$9,616	$(1,156)	$3,708	$(858)	$-	$11,310
Depreciation and amortization	$25,519	$3,426	$1,024	$-	$-	$29,969
Assets	$636,622	$168,771	$45,877	$99,515	$224,430	$1,175,215
Capital expenditures	$26,138	$4,187	$153	$32,767	$3,589	$66,834
As of or For the Three Months Ended March 31, 2009
Revenues	$165,608	$44,884	$29,262	$-	$-	$239,754
Operating income	$1,750	$1,231	$5,489	$-	$-	$8,470
Depreciation and amortization	$18,185	$2,708	$967	$-	$-	$21,860
Assets	$641,150	$174,992	$59,684	$-	$186,520	$1,062,346
Capital expenditures	$24,844	$3,324	$457	$-	$2,391	$31,016
(1) There were no activities for the three months ended March 31, 2009.

Note 16:	Comprehensive Loss

Comprehensive loss is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(5,459)	$(4,464)
Other comprehensive income (loss):
Foreign currency translation adjustments	(807)	(1,407)
Unrealized gain (loss) on hedging instruments	(2,323)	5,337
Reclassification of realized (gain) loss on hedging instruments	1,368	(854)
Unrealized gain on available-for-sale securities	2	-
Total other comprehensive income (loss)	(1,760)	3,076
Comprehensive loss	(7,219)	(1,388)
Comprehensive income attributable to the noncontrolling interest	(307)	(390)
Comprehensive loss attributable to HNS	$(7,526)	$(1,778)

Note 17:	Commitments and Contingencies

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

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of ours, received a tax assessment of approximately $6.4 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In March 2009, an arbitration panel ruled in the Company’s favor in its arbitration against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling the Company to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch in connection with launch services for SPACEWAY 3, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. As a result of Sea Launch filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, our efforts to pursue collection of the arbitral award have been stayed under the bankruptcy laws. We are pursuing the collection of our arbitral award as part of Sea Launch’s bankruptcy process and in accordance with its timetable. Based upon information made available in the bankruptcy proceedings and other factors, the Company concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million in June 2009.

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

Commitments

In June 2009, we entered into an agreement with SS/L, under which we are obligated to pay an aggregate of approximately $252.0 million for the construction of our Jupiter satellite and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. As of March 31, 2010, the remaining obligation for the construction of Jupiter was $184.1 million. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $16.4 million that were undrawn as of March 31, 2010. Of this amount, $2.1 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $1.0 million related to insurance bonds; and $11.7 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets. As of March 31, 2010, these obligations were scheduled to expire as follows: $5.3 million in 2010; $8.5 million in 2011; $0.3 million in 2012; and $2.3 million in 2013 and thereafter.

Note 18:	Subsequent Event

On April 30, 2010, we entered into an agreement with Arianespace for the launch of our Jupiter satellite in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will be utilized to launch Jupiter to a geosynchronous transfer orbit from Europe’s Spaceport in Kourou, French Guiana.

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19:	Supplemental Guarantor and Non-Guarantor Financial Information

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

Condensed Consolidated Balance Sheet as of March 31, 2010
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$110,448	$221	$7,667	$-	$118,336
Marketable securities	43,672	-	-	-	43,672
Receivables, net	117,495	77	51,998	(10,477)	159,093
Inventories	49,309	-	12,381	-	61,690
Prepaid expenses and other	7,856	36	13,651	-	21,543
Total current assets	328,780	334	85,697	(10,477)	404,334
Property, net	577,570	32,857	27,972	-	638,399
Investment in subsidiaries	113,879	-	-	(113,879)	-
Other assets	101,817	1,810	28,855	-	132,482
Total assets	$1,122,046	$35,001	$142,524	$(124,356)	$1,175,215
Liabilities and equity
Accounts payable	$81,473	$163	$27,016	$(10,477)	$98,175
Short-term debt	1,992	-	4,514	-	6,506
Accrued liabilities and other	118,238	-	21,855	-	140,093
Total current liabilities	201,703	163	53,385	(10,477)	244,774
Long-term debt	710,428	-	3,870	-	714,298
Other long-term liabilities	17,177	-	-	-	17,177
Total HNS' equity	192,738	28,610	85,269	(113,879)	192,738
Noncontrolling interest	-	6,228	-	-	6,228
Total liabilities and equity	$1,122,046	$35,001	$142,524	$(124,356)	$1,175,215

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$173,991	$1,091	$8,651	$-	$183,733
Marketable securities	31,126	-	-	-	31,126
Receivables, net	115,948	628	60,862	(14,632)	162,806
Inventories	47,437	138	12,669	-	60,244
Prepaid expenses and other	7,421	234	13,321	-	20,976
Total current assets	375,923	2,091	95,503	(14,632)	458,885
Property, net	542,642	32,792	26,530	-	601,964
Investment in subsidiaries	115,136	-	-	(115,136)	-
Other assets	102,045	3,221	29,183	-	134,449
Total assets	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298
Liabilities and equity
Accounts payable	$97,114	$2,272	$32,759	$(14,632)	$117,513
Short-term debt	2,054	-	4,696	-	6,750
Accrued liabilities and other	110,088	714	23,124	-	133,926
Total current liabilities	209,256	2,986	60,579	(14,632)	258,189
Long-term debt	710,259	-	4,698	-	714,957
Other long-term liabilities	16,191	-	-	-	16,191
Total HNS' equity	200,040	29,197	85,939	(115,136)	200,040
Noncontrolling interest	-	5,921	-	-	5,921
Total liabilities and equity	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$212,471	$988	$32,635	$(3,951)	$242,143
Operating costs and expenses:
Costs of revenues	155,328	306	24,492	(3,590)	176,536
Selling, general and administrative	41,086	1,372	6,583	(361)	48,680
Research and development	4,460	455	-	-	4,915
Amortization of intangible assets	534	168	-	-	702
Total operating costs and expenses	201,408	2,301	31,075	(3,951)	230,833
Operating income (loss)	11,063	(1,313)	1,560	-	11,310
Other income (expense):
Interest expense	(15,793)	-	(320)	8	(16,105)
Interest and other income (loss), net	(359)	870	50	(8)	553
Equity in losses of subsidiaries	(246)	-	-	246	-
Income (loss) before income tax expense	(5,335)	(443)	1,290	246	(4,242)
Income tax expense	(227)	(3)	(987)	-	(1,217)
Net income (loss)	(5,562)	(446)	303	246	(5,459)
Net (income) loss attributable to the noncontrolling interest	-	(141)	38	-	(103)
Net income (loss) attributable to HNS	$(5,562)	$(587)	$341	$246	$(5,562)

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Revenues	$209,815	$1,832	$33,802	$(5,695)	$239,754
Operating costs and expenses:
Costs of revenues	159,383	665	25,524	(4,821)	180,751
Selling, general and administrative	36,779	1,353	6,539	(874)	43,797
Research and development	4,656	695	-	-	5,351
Amortization of intangible assets	1,103	282	-	-	1,385
Total operating costs and expenses	201,921	2,995	32,063	(5,695)	231,284
Operating income (loss)	7,894	(1,163)	1,739	-	8,470
Other income (expense):
Interest expense	(13,653)	-	(176)	-	(13,829)
Interest and other income, net	147	-	80	-	227
Equity in earnings of subsidiaries	932	-	-	(932)	-
Income (loss) before income tax (expense) benefit	(4,680)	(1,163)	1,643	(932)	(5,132)
Income tax (expense) benefit	(174)	-	842	-	668
Net income (loss)	(4,854)	(1,163)	2,485	(932)	(4,464)
Net (income) loss attributable to the noncontrolling interest	-	(529)	139	-	(390)
Net income (loss) attributable to HNS	$(4,854)	$(1,692)	$2,624	$(932)	$(4,854)

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2010
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(5,562)	$(446)	$303	$246	$(5,459)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	18,845	218	1,607	(246)	20,424
Net cash provided by (used in) operating activities	13,283	(228)	1,910	-	14,965
Cash flows from investing activities:
Change in restricted cash	(1)	-	89	-	88
Purchases of marketable securities	(22,615)	-	-	-	(22,615)
Proceeds from sales of marketable securities	10,000	-	-	-	10,000
Expenditures for property	(59,409)	(642)	(3,617)	-	(63,668)
Expenditures for capitalized software	(3,166)	-	-	-	(3,166)
Net cash used in investing activities	(75,191)	(642)	(3,528)	-	(79,361)
Cash flows from financing activities:
Short-term revolver borrowings	-	-	1,999	-	1,999
Repayments of revolver borrowings	-	-	(2,430)	-	(2,430)
Long-term debt borrowings	550	-	670	-	1,220
Repayments of long-term debt	(443)	-	(1,278)	-	(1,721)
Debt issuance costs	(1,742)	-	-	-	(1,742)
Net cash used in financing activities	(1,635)	-	(1,039)	-	(2,674)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,673	-	1,673
Net decrease in cash and cash equivalents	(63,543)	(870)	(984)	-	(65,397)
Cash and cash equivalents at beginning of the period	173,991	1,091	8,651	-	183,733
Cash and cash equivalents at end of the period	$110,448	$221	$7,667	$-	$118,336

HUGHES NETWORK SYSTEMS, LLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2009
(In thousands)
(Unaudited)

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(4,854)	$(1,163)	$2,485	$(932)	$(4,464)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	45,235	550	(8,825)	932	37,892
Net cash provided by (used in) operating activities	40,381	(613)	(6,340)	-	33,428
Cash flows from investing activities:
Change in restricted cash	(1)	-	95	-	94
Expenditures for property	(24,052)	(220)	(2,353)	-	(26,625)
Expenditures for capitalized software	(4,391)	-	-	-	(4,391)
Proceeds from sale of property	-	6	50	-	56
Net cash used in investing activities	(28,444)	(214)	(2,208)	-	(30,866)
Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(509)	-	(509)
Long-term debt borrowings	87	-	846	-	933
Repayments of long-term debt	(1,480)	-	(589)	-	(2,069)
Net cash used in financing activities	(1,393)	-	(252)	-	(1,645)
Effect of exchange rate changes on cash and cash equivalents	-	-	1,393	-	1,393
Net increase (decrease) in cash and cash equivalents	10,544	(827)	(7,407)	-	2,310
Cash and cash equivalents at beginning of the period	75,956	2,013	22,293	-	100,262
Cash and cash equivalents at end of the period	$86,500	$1,186	$14,886	$-	$102,572

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, telematics and wireless backhaul systems. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended March 31, 2010 and 2009, net loss attributable to HNS was $5.6 million and $4.9 million, respectively. The increase in our net loss for the three months ended March 31, 2010 was attributed to three main factors. First, our selling, general and administrative expenses increased by $4.9 million, mainly associated with our North America operations as we increased our effort in promoting our consumer business. Second, we recognized $3.6 million of interest expense on our $150 million senior notes maturing on April 15, 2014 (the “2009 Senior Notes”), which were issued in May 2009. Third, our tax expense increased by $1.9 million resulting from state income taxes and income earned from our foreign subsidiaries. The increase in the net loss was partially offset by higher profit margin of $6.6 million for the three months ended March 31, 2010.

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

In June 2009, we entered into an agreement with Space Systems/Loral (“SS/L”), Inc. to manufacture a next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. We are obligated to pay an aggregate of approximately $252.0 million for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

Key Business Metrics

Business Segments—We divide our operations into five distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites, including our Jupiter satellite, which is currently under construction and/or the provision of satellite capacity. The Corporate segment includes our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers have the option to purchase the equipment up front or, beginning in September 2008, to rent the equipment with a 24-month service contract. Hardware revenues of the North American Enterprise group and International Broadband segment are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

We also provide specialized equipment to our Mobile Satellite Systems and Terrestrial Microwave customers. Through large multi-year contracts, we develop and supply turnkey networking and terminal systems for various operators who offer mobile satellite-based services. We also supply microwave-based networking equipment to mobile operators for back-hauling their data from cellular telephone sites to their switching centers. In addition, local exchange carriers use our equipment for broadband access traffic from corporations bypassing local phone companies. The size and scope of these projects vary from year to year by customer and do not follow a pattern that can be reasonably predicted.

Market trends impacting our revenues—The following table presents our revenues by end market for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended
	March 31,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$186,890	$161,904	$24,986	15.4%
Hardware sales	55,253	77,850	(22,597)	(29.0)%
Total revenues	$242,143	$239,754	$2,389	1.0%
Revenues by end market:
North America Broadband segment:
Consumer	$113,354	$98,729	$14,625	14.8%
Enterprise	60,641	66,879	(6,238)	(9.3)%
Total North America Broadband segment	173,995	165,608	8,387	5.1%
International Broadband segment	43,456	44,884	(1,428)	(3.2)%
Telecom Systems segment:
Mobile Satellite Systems	19,405	18,466	939	5.1%
Telematics	301	7,069	(6,768)	(95.7)%
Terrestrial Microwave	4,986	3,727	1,259	33.8%
Total Telecom Systems segment	24,692	29,262	(4,570)	(15.6)%
Total revenues	$242,143	$239,754	$2,389	1.0%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers as of or for the three months ended March 31, 2010 and 2009:

	As of or For the
	Three Months Ended March 31,		Variance
	2010	2009	Amount	%
Churn rate	1.98%	2.29%	(0.31)%	(13.5)%
ARPU	$72	$68	$4	5.9%
Average monthly gross subscriber additions	19,200	17,700	1,500	8.5%
Subscribers	530,800	455,100	75,700	16.6%

North America Broadband Segment

Revenue from our Consumer group for the three months ended March 31, 2010 increased by 14.8% to $113.4 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services in geographic areas that have historically been underserved by DSL and cable; (ii) value-added services and mix of plans resulting in an increase in average monthly revenue per subscriber; and (iii) improvements in customer retention as noted by the reduction in the churn rate.

As of March 31, 2010 and 2009, we achieved a total subscription base of 530,800 and 455,100, respectively, which included 30,100 and 18,900, respectively, subscribers in our small/medium enterprise and wholesale businesses. ARPU is used to measure average monthly consumer subscription service revenues on a per subscriber basis. For the three months ended March 31, 2010, ARPU was $72 compared to $68 for the same period in 2009.

Revenue from our North American Enterprise group for the three months ended March 31, 2010 decreased by 9.3% to $60.6 million compared to the same period in 2009. The decrease was primarily due to lower hardware sales resulting from the adverse overall market and economy, as well as changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue. Enterprise service revenue is generally characterized by long term contracts, and our enterprise backlog continues to increase as a result of new orders for enterprise services.

International Broadband Segment

Revenue from our International Broadband segment for the three months ended March 31, 2010 decreased slightly to $43.5 million compared to the same period in 2009, primarily due to delays in customer buying decisions impacting new hardware orders. This decrease was offset by the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region, and $4.2 million resulting from the favorable impact of currency exchange due to the depreciation of U.S. dollars.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended March 31, 2010 decreased by 15.6% to $24.7 million compared to the same period in 2009. The decrease in revenue was primarily due to the reduction in revenue from our Telematics group.

Cost of Services— Our cost of services primarily consists of transponder capacity leases, hub infrastructure, customer care, wireline and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for ongoing consumer customers from our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

Cost of Hardware Products Sold—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware products sold relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware products sold also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. In addition, certain software development costs are capitalized in accordance with Accounting Standards Codification 985-20 “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,” and amortized to cost of hardware products sold over their estimated useful lives, not to exceed five years. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

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

Results of Operations

Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$186,890	$161,904	$24,986	15.4%
Hardware sales	55,253	77,850	(22,597)	(29.0)%
Total revenues	$242,143	$239,754	$2,389	1.0%
% of revenue to total revenues:
Services revenues	77.2%	67.5%
Hardware sales	22.8%	32.5%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $18.8 million to $106.0 million for the three months ended March 31, 2010 compared to $87.2 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $7.1 million and $1.9 million of services revenues for the three months ended March 31, 2010 and 2009, respectively.

In addition, revenue from our North America Enterprise group increased by $6.4 million to $47.6 million for the three months ended March 31, 2010 compared to $41.2 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $5.8 million to $31.9 million for the three months ended March 31, 2010 from $26.1 million for the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase was $3.8 million as a result of the favorable impact of currency exchange due to the depreciation of U.S. dollars.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $6.0 million to $1.4 million for the three months ended March 31, 2010 compared to $7.4 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales decreased mainly due to a revenue decrease of $16.8 million from our North America Broadband segment to $20.4 million for the three months ended March 31, 2010 compared to $37.2 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $4.1 million to $7.4 million for the three months ended March 31, 2010 compared to $11.5 million for the same period in 2009. The decrease was due to an increase in (i) the utilization of the consumer rebate program which reduced hardware revenues and (ii) customers utilizing the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered deferred purchase plan, which revenues were accounted for as hardware sales.

Hardware revenue from our North America Enterprise group also decreased by $12.7 million to $13.0 million for the three months ended March 31, 2010 compared to $25.7 million for the same period in 2009. The decrease was due to a lower volume of shipments as customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by 7.2 million to $11.6 million for the three months ended March 31, 2010 compared to $18.8 million for the same period in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our enterprise customers as delays in customer buying decisions impacting new hardware orders. These decreases were slightly offset by a $0.4 million favorable impact of currency exchange due to the depreciation of U.S. dollars.

Hardware sales from our Telecom Systems segment increased by $1.4 million to $23.3 million for the three months ended March 31, 2010 compared to $21.9 million for the same period in 2009, partly due to the change in the mix of customer programs in the Mobile Satellite group.

Cost of Revenues

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$115,650	$106,546	$9,104	8.5%
Cost of hardware products sold	60,886	74,205	(13,319)	(17.9)%
Total cost of revenues	$176,536	$180,751	$(4,215)	(2.3)%

Cost of Services

The increase in cost of services reflects the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.8 million for the three months ended March 31, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $4.8 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase in cost of services was partially offset by a decrease of $4.7 million in cost of services from the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $10.5 million to $35.1 million for the three months ended March 31, 2010 compared to $45.6 million for the same period in 2009. Partially offsetting the decrease in the North America Broadband segment was an increase in (i) the upfront recognition of hardware costs, which were previously amortized, as a resulted of a change in the consumer distribution process and (ii) repair center costs, which was primarily driven by the expansion of the hardware refurbishment effort related to the reuse of equipment returned due to churn, warranty and other factors.

In addition, cost of hardware products sold from our International Broadband segment decreased by $4.6 million to $8.2 million for the three months ended March 31, 2010 compared to $12.8 million for the same period in 2009, primarily due to a decrease in hardware sales.

The decrease in cost of hardware products sold was partially offset by the increase of $1.8 million in costs from our Telecom Systems segment resulting mostly from the change in the mix of customer programs in the Mobile Satellite group.

Selling, General and Administrative Expense

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$48,680	$43,797	$4,883	11.1%
% of revenue	20.1%	18.3%

SG&A expense increased mainly due to higher: (i) marketing costs of $3.5 million, primarily in our North America operations as we increased targeted spending for our consumer business and (ii) bad debt expense and bank fees for the three months ended March 31, 2010 compared to the same period in 2009. From time to time, we modify our marketing strategy to attract new customers, which may impact our SG&A expense.

Research and Development

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$4,915	$5,351	$(436)	(8.1)%
% of revenue	2.0%	2.2%

R&D decreased due to a reduction in development activities in our North America Broadband segment. This reduction was partially offset by a $0.8 million increase in development activities related to the construction of our Jupiter satellite.

Amortization of Intangible Assets

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$702	$1,385	$(683)	(49.3)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of certain fully depreciated intangible assets.

Operating Income

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income	$11,310	$8,470	$2,840	33.5%
% of revenue	4.7%	3.5%

The increase in operating income was attributable to higher profit margin of $6.6 million as a result of higher revenues and lower cost of revenues for the months ended March 31, 2010 compared to the same period in 2009. The increase was partially offset by higher selling, general and administrative expenses of $4.9 million, mainly associated with our North America operations, as we increased our effort in promoting our consumer business.

Interest Expense

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$16,105	$13,829	$2,276	16.5%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellites. The increase in interest expense was primarily due to the recognition of interest, accretion of the original issue discount and amortization of the debt issuance cost of the 2009 Senior Notes, which was partially offset by $2.0 million of capitalized interest associated with the construction of the Jupiter satellite for the three months ended March 31, 2010.

Interest Income

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$553	$227	$326	143.6%

The increase in interest income was primarily due to interest earned on certain notes and deferred trade receivables.

Income Tax (Expense) Benefit

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax (expense) benefit	$(1,217)	$668	$(1,885)	(282.2)%

Changes in income tax (expense) benefit are generally attributable to state income taxes and income earned from our foreign subsidiaries. Our income tax expense was partially offset by $0.2 million for the three months ended March 31, 2010 compared to an offset of $1.2 million for the same period in 2009 of income tax benefit generated by our Indian subsidiary as a result of it being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Three Months Ended
	March 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$14,965	$33,428	$(18,463)	(55.2)%
Investing activities	$(79,361)	$(30,866)	$48,495	157.1%
Financing activities	$(2,674)	$(1,645)	$1,029	62.6%

Net Cash Flows from Operating Activities

The decrease in net cash provided by operating activities for the three months ended March 31, 2010 was primarily due to changes in our operating assets and liabilities of $25.9 million, which was partially offset by the increase in our net income of $7.1 million prior to noncash depreciation and amortization expense of $30 million for the three months ended March 31, 2010.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures of $35.8 million set forth in the table below and (ii) a net increase in marketable securities of $12.6 million.

Capital expenditures for the three months ended March 31, 2010 and 2009 are shown as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$31,638	$-	$31,638
Capital expenditures—VSAT	27,768	23,510	4,258
Capital expenditures—other	3,589	2,490	1,099
Capitalized software	3,166	4,391	(1,225)
SPACEWAY program	673	548	125
VSAT operating lease hardware	-	77	(77)
Total capital expenditures	$66,834	$31,016	$35,818

Net Cash Flows from Financing Activities

The increase in net cash used in financing activities for the three months ended March 31, 2010 was due to the additional debt issuance costs of $1.7 million associated with the refinancing of our revolving credit facility in March 2010, which was partially offset by a decrease in the repayments of long-term debt.

Future Liquidity Requirements

As of March 31, 2010, our Cash and cash equivalents and Marketable securities were $162.0 million and our total debt was $720.8 million. We are leveraged as a result of our indebtedness.

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility was amended to be: (i) in respect of the interest rate, at our option, the ABR (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted LIBOR (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of March 31, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $2.1 million and $47.9 million, respectively. As of March 31, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and S&P, respectively.

In May 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. We received net proceeds of approximately $133.6 million from the offering. We have used and intend to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of March 31, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and Standard & Poor (“S&P”), respectively. As of March 31, 2010, we had recorded $6.5 million of accrued interest payable related to the 2009 Senior Notes.

 In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The net interest payments on the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. As of March 31, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of March 31, 2010, we had recorded $19.6 million of accrued interest payable related to the 2006 Senior Notes. As of March 31, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants as of March 31, 2010.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of March 31, 2010, the aggregate balance outstanding under these loans was $3.7 million. Our subsidiaries may be restricted from paying dividends to us under the terms of these loans.

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

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of March 31, 2010 are subject to conditions in the agreement including our ability to operate SPACEWAY 3, and are as follows: $0.75 million for the year ending December 31, 2010 and $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, we entered into an agreement with SS/L, under which we are obligated to pay an aggregate of approximately $252.0 million for the construction of our Jupiter satellite and have agreed to make installment payments to SS/L upon the completion of each milestone set forth in the agreement. As of March 31, 2010, the remaining obligation for the construction of Jupiter was $184.1 million. We anticipate launching Jupiter in the first half of 2012. In connection with the construction of Jupiter, we have entered into a contract with Barrett, whereby Barrett has agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada.

On April 30, 2010, we entered into an agreement with Arianespace for the launch of our Jupiter satellite in the first half of 2012. Pursuant to the agreement, the Ariane 5 heavy launcher will be utilized to launch Jupiter to a geosynchronous transfer orbit from Europe's Spaceport in Kourou, French Guiana.

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

Contractual Obligations

On March 16, 2010, we entered into an amended and restated credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). See the Future Liquidity Requirements section for the discussion of the Revolving Credit Facility. There have been no other material changes to our contractual obligations since December 31, 2009, as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 17—Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I-Item 1 of this report.

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

As of March 31, 2010, we had $16.4 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $2.1 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $1.0 million related to insurance bonds; and $11.7 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our Indian subsidiaries are secured by their assets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions. For a description of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 3, 2010 (File number 333-138009).

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of March 31, 2010, we had an estimated $12.5 million of foreign currency denominated receivables and payables outstanding, and $2.0 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of March 31, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.3 million as of March 31, 2010.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2010 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 8—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K filed with respect to the Company’s fiscal year ended December 31, 2009. There have been no material changes in the risk factors previously disclosed in such Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	( Removed and Reserved)

Item 5.	Other Information

None.

Item 6	Exhibits

Exhibit
Number	Description
10.1*
Amendment Agreement dated March 16, 2010 among Hughes Network Systems, LLC, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Barclays Capital, as syndication agent, to the Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders from time to time party thereto, Bear, Sterns Corporate Lending Inc., as the administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers.

10.2*
Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, as further amended and restated as of April 13, 2006, as further amended and restated as of March 16, 2010, among Hughes Network Systems, LLC, JP Morgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, J.P. Morgan Securities Inc., as sole lead book runner, and J.P. Morgan Securities Inc. and Barclays Capital, as joint lead arrangers.

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

Date: May 5, 2010	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ Pradman P. Kaul
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Grant A. Barber
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)