Form 10-Q
period 2010-09-30
Hughes Network Systems, LLC
filed 2010-11-04
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of the registrant’s membership interests outstanding as of October 29, 2010 was as follows:

Class A Membership Interests: 95,000	Class B Membership Interests: 3,280

i

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

HUGHES NETWORK SYSTEMS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$112,661	$183,733
Marketable securities	15,000	31,126
Receivables, net	161,872	162,806
Inventories	56,937	60,244
Prepaid expenses and other	24,412	20,976

Total current assets	370,882	458,885
Property, net	728,360	601,964
Capitalized software costs, net	47,727	49,776
Intangible assets, net	11,421	13,488
Goodwill	2,661	2,661
Other assets	64,084	68,524

Total assets	$1,225,135	$1,195,298

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$131,598	$117,513
Short-term debt	6,133	6,750
Accrued liabilities and other	145,374	133,926

Total current liabilities	283,105	258,189
Long-term debt	713,135	714,957
Other long-term liabilities	20,963	16,191

Total liabilities	1,017,203	989,337

Commitments and contingencies

Equity:
Hughes Network Systems, LLC (“HNS”) equity:
Class A membership interests	175,934	177,933
Class B membership interests	-	-
Retained earnings	44,126	36,094
Accumulated other comprehensive loss	(18,158)	(13,987)

Total HNS’ equity	201,902	200,040

Noncontrolling interest	6,030	5,921

Total equity	207,932	205,961

Total liabilities and equity	$1,225,135	$1,195,298

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Services revenues	$200,709	$175,305	$579,754	$509,871
Hardware sales	64,006	75,164	178,437	235,458

Total revenues	264,715	250,469	758,191	745,329

Operating costs and expenses:
Cost of services	125,806	108,894	364,662	326,532
Cost of hardware products sold	58,356	73,646	174,824	225,134
Selling, general and administrative	48,665	44,204	144,747	132,302
Loss on impairment	-	-	-	44,400
Research and development	4,776	5,453	15,046	16,502
Amortization of intangible assets	682	1,385	2,067	4,156

Total operating costs and expenses	238,285	233,582	701,346	749,026

Operating income (loss)	26,430	16,887	56,845	(3,697)
Other income (expense):
Interest expense	(14,493)	(17,727)	(46,113)	(47,106)
Interest income	359	468	1,486	865
Other loss, net	-	(1)	-	(365)

Income (loss) before income tax expense	12,296	(373)	12,218	(50,303)
Income tax expense	(1,551)	(981)	(4,331)	(775)

Net income (loss)	10,745	(1,354)	7,887	(51,078)
Net (income) loss attributable to the noncontrolling interest	55	(216)	145	(1,056)

Net income (loss) attributable to HNS	$10,800	$(1,570)	$8,032	$(52,134)

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

(Unaudited)

	HNS’ Equity
	Class A and B Membership Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total
Balance at January 1, 2009	$177,425	$80,999	$(27,586)	$4,632	$235,470
Share-based compensation	673				673
Purchase of subsidiary shares from noncontrolling interest	(391)		(19)	(345)	(755)
Comprehensive income (loss):
Net income (loss)		(52,134)		1,056	(51,078)
Foreign currency translation adjustments			5,505	167	5,672
Unrealized gain on hedging instruments			2,639	-	2,639
Reclassification of realized loss on hedging instruments			3,275	-	3,275
Unrealized loss on available-for-sale securities			(2)	-	(2)

Balance at September 30, 2009	$177,707	$28,865	$(16,188)	$5,510	$195,894

Balance at January 1, 2010	$177,933	$36,094	$(13,987)	$5,921	$205,961
Share-based compensation	674				674
Retirement of bonus units	(2,673)				(2,673)
Comprehensive income (loss):
Net income (loss)		8,032		(145)	7,887
Foreign currency translation adjustments			458	254	712
Unrealized loss on hedging instruments			(8,796)	-	(8,796)
Reclassification of realized loss on hedging instruments			4,173	-	4,173
Unrealized loss on available-for-sale securities			(6)	-	(6)

Balance at September 30, 2010	$175,934	$44,126	$(18,158)	$6,030	$207,932

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$7,887	$(51,078)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	95,127	72,788
Amortization of debt issuance costs	2,048	1,452
Share-based compensation expense	674	665
Loss on impairment	-	44,400
Other	34	578
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	1,454	48,922
Inventories	3,172	(745)
Prepaid expenses and other	1,065	(2,531)
Accounts payable	14,024	24,261
Accrued liabilities and other	(15,419)	(15,657)

Net cash provided by operating activities	110,066	123,055

Cash flows from investing activities:
Change in restricted cash	49	(72)
Purchases of marketable securities	(37,615)	(25,080)
Proceeds from sales of marketable securities	53,615	-
Expenditures for property	(183,531)	(93,953)
Expenditures for capitalized software	(9,935)	(10,315)
Proceeds from sale of property	404	339
Long-term loan receivable	-	(10,000)
Other, net	-	(755)

Net cash used in investing activities	(177,013)	(139,836)

Cash flows from financing activities:
Short-term revolver borrowings	3,770	-
Repayments of revolver borrowings	(4,881)	-
Net decrease in notes and loans payable	-	(1,315)
Long-term debt borrowings	3,334	142,318
Repayments of long-term debt	(4,864)	(6,832)
Debt issuance costs	(1,734)	(4,612)

Net cash provided by (used in) financing activities	(4,375)	129,559

Effect of exchange rate changes on cash and cash equivalents	250	(3,879)

Net increase (decrease) in cash and cash equivalents	(71,072)	108,899
Cash and cash equivalents at beginning of the period	183,733	100,262

Cash and cash equivalents at end of the period	$112,661	$209,161

Supplemental cash flow information:
Cash paid for interest	$36,141	$29,182
Cash paid for income taxes	$5,919	$3,660
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$50,787

See accompanying Notes to the Condensed Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization, Basis of Presentation and Summary of Significant Accounting Policies

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of September 30, 2010, there were 95,000 Class A membership interests outstanding and 3,280 Class B membership interests outstanding.

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

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. The North America Broadband segment consists of the Consumer group, which delivers broadband internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication networks and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Telematics group, and the Terrestrial Microwave group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Telematics group previously provided development engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry, HTI terminated substantially all of the development engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites (“HTS”) and currently represents construction activities of our new satellite named Jupiter. As a result of the newly established HTS Satellite segment in 2010, construction activities of Jupiter in 2009, which was included in the North America Broad band segment, have been reclassified to the HTS Satellite segment to conform to the current period presentation. The Corporate segment includes our corporate offices and assets not specifically related to another business segment.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with: (i) generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information; (ii) the instructions to Form 10-Q; and (iii) the guidance of Rule 10-01 of Regulation S-X under the Securities and Exchange Act of 1934, as amended, for financial statements required to be filed with the Securities and Exchange Commission (“SEC”). They include the assets, liabilities, results of operations and cash flows of the Company, including its domestic and foreign subsidiaries that are more than 50% owned or for which the Company is deemed to be the primary beneficiary as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) 810 “Consolidation.” Entities in which the Company holds at least 20% ownership or in which there are other indicators of significant influence are generally accounted for by the equity method, whereby the Company records its proportionate share of the entities’ results of operations. Entities in which the Company holds less than 20% ownership and does not have the ability to exercise

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

significant influence are generally carried at cost. As permitted under Rule 10-01 of Regulation S-X, certain notes and other financial information normally required by GAAP have been condensed or omitted. Management believes the accompanying condensed consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows as of and for the periods presented herein. Our results of operations for the three and nine months ended September 30, 2010 may not be indicative of our future results. These condensed consolidated financial statements are unaudited and should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. As a result of our new segment in 2010, the HTS Satellite segment, certain prior period items in these consolidated financial statements have been reclassified to conform to the current period presentation.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2:    Marketable Securities

The amortized cost basis and estimated fair value of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost Basis	Gross Unrealized Gain	Estimated Fair Value
September 30, 2010:
U.S. government bonds and treasury bills	$5,000	$1	$5,001
Other debt securities	9,999	-	9,999

Total available-for-sale securities	$14,999	$1	$15,000

December 31, 2009:
U.S. government bonds and treasury bills	$15,105	$4	$15,109
Other debt securities	16,012	5	16,017

Total available-for-sale securities	$31,117	$9	$31,126

Our investments in U.S. government bonds and treasury bills have AAA and Aaa ratings from Standard & Poor’s (“S&P”) and Moody’s, respectively. The investments in Other debt securities have A-1/A-1+ and P-1 ratings from S&P and Moody’s, respectively.

Note 3:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Trade receivables	$148,981	$154,037
Contracts in process	20,234	16,952
Other receivables	3,614	3,902

Total receivables	172,829	174,891
Allowance for doubtful accounts	(10,957)	(12,085)

Total receivables, net	$161,872	$162,806

Trade receivables included $7.7 million and $8.7 million of amounts due from related parties as of September 30, 2010 and December 31, 2009, respectively. Advances and progress billings offset against contracts in process amounted to $3.0 million and $0.3 million as of September 30, 2010 and December 31, 2009, respectively.

Note 4:    Inventories

Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Production materials and supplies	$7,293	$7,896
Work in process	16,507	15,615
Finished goods	33,137	36,733

Total inventories	$56,937	$60,244

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

Note 5:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives (years)	September 30, 2010	December 31, 2009
	Land and improvements	10	$5,892	$5,885
	Buildings and leasehold improvements	2 -30	34,340	32,867
	Satellite related assets	15	380,394	380,394
	Machinery and equipment	1 - 7	322,074	250,345
	VSAT operating lease hardware	2 - 5	17,220	18,945
	Furniture and fixtures	7	1,641	1,557
Construction in progress	- Jupiter		196,655	66,555
	- Other		14,603	12,888

	Total property		972,819	769,436
	Accumulated depreciation		(244,459)	(167,472)

	Total property, net		$728,360	$601,964

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

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture Jupiter, our next-generation and geostationary high throughput satellite. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The construction of Jupiter began in July 2009 and we began to capitalize all direct costs associated with the construction and the launch of the satellite, including interest incurred during the construction of the satellite. Jupiter is scheduled to be launched in the first half of 2012.

We capitalized interest of $3.9 million and $8.6 million for the three and nine months ended September 30, 2010, respectively, and $0.4 million for each of the three and nine months ended September 30, 2009, related to the construction of Jupiter.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
September 30, 2010:
Customer relationships	8	$9,786	$(5,030)	$4,756
Patented technology and trademarks	8 -10	15,275	(8,610)	6,665

Total intangible assets, net		$25,061	$(13,640)	$11,421

December 31, 2009:
Backlog and customer relationships	4 - 8	$21,612	$(16,015)	$5,597
Patented technology and trademarks	2 -10	15,745	(7,854)	7,891

Total intangible assets, net		$37,357	$(23,869)	$13,488

We amortize the recorded values of our intangible assets over their estimated useful lives. As of September 30, 2010, our intangible assets excluded, in the aggregate, $12.3 million of fully amortized intangible assets. For the three months ended September 30, 2010 and 2009, we recorded $0.7 million and $1.4 million, respectively, of amortization expense. For the nine months ended September 30, 2010 and 2009, we recorded $2.1 million and $4.2 million, respectively, of amortization expense. Estimated future amortization expense as of September 30, 2010 is as follows (in thousands):

Amount
Remaining three months ending December 31, 2010	$683
Year ending December 31,
2011	2,730
2012	2,730
2013	2,730
2014	1,237
2015	1,237
Thereafter	74

Total estimated future amortization expense	$11,421

Note 7:    Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Subscriber acquisition costs	$26,328	$29,884
Debt issuance costs	12,514	12,899
Other	25,242	25,741

Total other assets	$64,084	$68,524

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8:    Debt

Short-term and current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at September 30, 2010	September 30, 2010	December 31, 2009
VSAT hardware financing	8.00% - 15.00%	$3,165	$3,158
Revolving bank borrowings	8.75%	438	1,547
Capital lease and other	5.50% - 39.60%	2,530	2,045

Total short-term and the current portion of long-term debt		$6,133	$6,750

As of September 30, 2010, we had outstanding revolving bank borrowings of $0.4 million, which had a variable interest rate of 8.75%. The borrowing was obtained by our Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $5.7 million as of September 30, 2010.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at September 30, 2010	September 30, 2010	December 31, 2009
Senior Notes(1)	9.50%	$589,573	$587,874
Term Loan Facility	7.62%	115,000	115,000
VSAT hardware financing	8.00% - 15.00%	3,841	5,861
Capital lease and other	5.50% - 39.60%	4,721	6,222

Total long-term debt		$713,135	$714,957

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the nine months ended September 30, 2010 and 2009, there was no borrowing under the Revolving Credit Facility. As of September 30, 2010, the Revolving Credit Facility had total outstanding letters of credit of $4.9 million and an available borrowing capacity of $45.1 million.

In May 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. As of September 30, 2010 and December 31, 2009, we recorded $6.5 million and $3.0 million, respectively, of accrued interest payable related to the 2009 Senior Notes.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of September 30, 2010 and December 31, 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.8 million.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2010 and December 31, 2009, we recorded $19.6 million and $8.9 million, respectively, of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of September 30, 2010.

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 14—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of September 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

Note 9:    Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, in connection with the fair market valuation of the interest rate swap, we recorded a net unrealized loss of $2.0 million and $4.6 million for the three and nine months ended September 30, 2010, respectively, in “Accumulated other comprehensive loss” (“AOCL”). For the three and nine months ended September 30, 2009, we recognized $1.4 million of net unrealized loss and $5.9 million of net unrealized gain, respectively, in AOCL associated with the fair market valuation of the interest rate swap. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. For the three months ended September 30, 2010 and 2009, we recorded $2.3 million of interest expense on the Term Loan Facility. For the nine months ended September 30, 2010 and 2009, we recorded $6.7 million and $6.8 million, respectively, of interest expense on the Term Loan Facility.

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of September 30, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and debt, except for the Senior Notes as described below, approximated their respective fair values.

Our Senior Notes were categorized as Level 1 of the fair value hierarchy as we utilized pricing for recent market transactions for identical notes because of their short-term maturities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			September 30, 2010
	Level	Included In	Carrying Value		Fair Value
Marketable securities	1	Marketable securities	$15,000		$15,000
2006 Senior Notes	1	Long-term debt	$450,000		$468,000
2009 Senior Notes	1	Long-term debt	$139,573	(1)	$155,250
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$15,145		$15,145

(1)	Amount represents the face value of $150.0 million, net the remaining original issue discount of $10.4 million.

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

Our income tax expense represents taxes associated with our foreign subsidiaries and state taxes in the states that recognize limited liability companies as taxable corporations. For the three and nine months ended September 30, 2010, we recorded $1.6 million and $4.3 million, respectively, of net income tax expense. For the three and nine months ended September 30, 2009, we recorded a net income tax expense of $1.0 million and $0.8 million, respectively. The net income tax expense was partially offset by an income tax benefit attributable to our Indian subsidiary as a result of being engaged in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years.

Certain of our subsidiaries are expected to utilize a portion of their net operating loss carry-forwards during 2010. Several of these subsidiaries have not met the more-likely-than-not criteria of ASC 740 “Income Taxes” and therefore maintain a full valuation allowance on their deferred tax assets as of September 30, 2010. Any benefit realized from the reversal of valuation allowance will be recorded as a reduction to income tax expense.

For the nine months ended September 30, 2010, we did not identify any significant uncertain tax positions. We do not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	2007 and forward
United States - Various States	2005 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2005 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2003 and forward

Note 12:    Employee Share-Based Payments

HCI’s 2006 Equity and Incentive Plan

In January 2006, HCI’s Board of Directors approved the HCI 2006 Equity and Incentive Plan (the “Plan”). The Plan provides for the grant of equity-based awards, including restricted common stock, restricted stock units, stock options, stock appreciation rights and other equity-based awards, as well as cash bonuses and long-term cash awards to directors, officers, employees, advisors and consultants of HCI and its subsidiaries who are selected by HCI’s Compensation Committee for participation in the Plan. We recorded compensation expense related to the restricted stock awards, issued to our employees, and restricted stock units, issued only to our international employees, after adjustment for forfeitures, of $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had $0.9 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over the remaining weighted average life of 1.04 years.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summaries of non-vested restricted stock awards, excluding awards issued to HCI’s directors, and restricted stock units are as follows:

Restricted Stock Awards

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	72,360	$47.58
Forfeited	(2,625)	$46.50
Vested	(50,409)	$46.81

Non-vested at September 30, 2010	19,326	$49.72

Restricted Stock Units

	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	8,675	$28.73
Vested	(1,500)	$46.64

Non-vested at September 30, 2010	7,175	$24.99

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The key assumptions for the option awards for the nine months ended September 30, 2010 are as follows:

Nine Months Ended September 30, 2010
Volatility range	45.33% - 45.90%
Weighted-average volatility	45.74%
Expected term	5 years
Risk-free interest rate range	1.41% - 2.59%
Weighted-average risk-free interest rate	2.29%

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Granted	7,000	$26.99
Forfeited or expired	(13,850)	$15.54

Outstanding at September 30, 2010	641,200	$16.90	8.63	$6,837

Vested and expected to vest at September 30, 2010	577,080	$16.90	8.63	$6,153

Exercisable at September 30, 2010	-	$-

(1) In thousands.

The compensation expense related to stock option awards to our employees is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded compensation expense of $1.0 million and $0.9 million for the three months ended September 30, 2010 and 2009, respectively, and $3.0 million and $2.6 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had $7.2 million of unrecognized compensation expense for non-vested stock options, which will be recognized over the remaining weighted average period of 2.61 years.

Bonus Unit Plan

In July 2005, we adopted an incentive bonus unit plan (the “Bonus Unit Plan”), pursuant to which bonus units were granted to certain employees of the Company. The bonus units provide for time vesting over five years and are subject to a participant’s continued employment with the Company. Pursuant to the Bonus Unit Plan, if participants in the Bonus Unit Plan are employed by the Company at the time of the predetermined exchange dates, they are entitled to exchange their vested bonus units for shares of HCI’s common stock. The number of HCI’s common stock shares to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. We recognized compensation expense of $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.6 million for each of the nine months ended September 30, 2010 and 2009 related to the Bonus Unit Plan. On July 15, 2010, the 2.1 million vested bonus units vested were exchanged for approximately 207,000 shares (net of income tax withholding) of HCI’s common stock pursuant to the Bonus Unit Plan. The remaining 300,000 bonus units will vest on July 15, 2011.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Non-vested beginning balance	2,439,500	2,500,000	2,453,250	2,500,000
Converted to HCI common shares	(2,139,500)	-	(2,139,500)	-
Forfeited	-	-	(13,750)	-

Non-vested ending balance	300,000	2,500,000	300,000	2,500,000

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. At the holders’ election, vested Class B membership interests may be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of such exchange. As of September 30, 2010, 3,259 of the 3,280 outstanding Class B membership interests were vested. If the total outstanding Class B membership interests were to convert into HCI’s common stock as of September 30, 2010, they could be exchanged for approximately 584,000 shares of HCI’s common stock. On September 25, 2009, HCI registered 75,000 shares of its common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, minimal compensation expense was recorded for each of the three and nine months ended September 30, 2010 and 2009. A summary of Class B membership interests activities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Outstanding beginning balance	3,280	3,656	3,330	3,656
Converted to HCI common shares	-	-	(50)	-

Outstanding ending balance	3,280	3,656	3,280	3,656

Note 13:     Long-Term Cash Incentive Retention Program

In 2005, the Company established a one-time employee retention program (“Retention Program”), which was designed to retain certain employees chosen by its senior management. As a result of the Company successfully attaining 100% of its earnings goal for 2008, as defined in the Retention Program, the Company paid an aggregate of $14.7 million to eligible participants under the Retention Program in 2009, of which $13.2 million was accrued as of December 31, 2008. The Company has no further obligation associated with the Retention Program.

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

In March 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and HCI’s HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively. The Escrowed shares are subject to certain restrictions and/or earn-out provisions pursuant to the Merger agreement. If the full earn-out is achieved, HCI’s investment could represent approximately 3.8% of HTI’s outstanding common stock.

In August 2009, HTI terminated substantially all of the development engineering and manufacturing services with us as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note has a maturity date of December 31, 2010 and an interest rate of 12% per annum. As of September 30, 2010, the remaining Promissory Note, including accrued interest, had a balance of $7.5 million.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 2% of HTI’s equity as of September 30, 2010. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique, an entity consolidated with our Parent, for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired an equity investment in Hughes Systique Series A Preferred shares of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of September 30, 2010, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

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

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of September 30, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 8—Debt.

Smart & Final, Inc.

As of September 30, 2010, Apollo owned, directly or indirectly, 95% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

CKE Restaurants, Inc.

On July 12, 2010, an affiliate of Apollo acquired CKE Restaurants, Inc. (“CKE”). As a result, CKE indirectly became our related party as of that date. We provide broadband products and services to CKE.

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales:
HTI	$-	$7,567	$501	$22,295
Others	208	129	453	395

Total sales	$208	$7,696	$954	$22,690

Purchases:
Hughes Systique	$2,514	$2,688	$7,544	$7,569
HCI	2,295	2,212	7,253	6,721

Total purchases	$4,809	$4,900	$14,797	$14,290

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	September 30, 2010	December 31, 2009
Due from related parties:
HTI	$7,459	$8,652
Others	226	52

Total due from related parties	$7,685	$8,704

Due to related parties:
Hughes Systique	$1,768	$1,643
HCI	1,270	2,610

Total due to related parties	$3,038	$4,253

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 15:     Segment Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions.

	North America Broadband	International Broadband	Telecom Systems	HTS Satellite	Corporate	Consolidated(2)
As of or For the Three Months Ended September 30, 2010
Revenues	$190,544	$51,778	$22,393	$-	$-	$264,715
Operating income (loss)	$21,100	$2,658	$3,663	$(991)	$-	$26,430
Depreciation and amortization	$28,500	$3,794	$1,049	$-	$-	$33,343
Assets	$622,031	$177,019	$41,133	$202,674	$182,278	$1,225,135
Capital expenditures	$20,845	$1,599	$58	$41,852	$1,640	$65,994
As of or For the Three Months Ended September 30, 2009
Revenues	$174,123	$47,521	$28,825	$-	$-	$250,469
Operating income	$10,629	$3,616	$2,642	$-	$-	$16,887
Depreciation and amortization	$22,179	$3,419	$1,111	$-	$-	$26,709
Assets	$641,015	$184,348	$48,178	$41,418	$286,813	$1,201,772
Capital expenditures	$22,329	$1,923	$233	$16,282	$2,443	$43,210
As of or For the Nine Months Ended September 30, 2010
Revenues	$542,563	$143,087	$72,541	$-	$-	$758,191
Operating income (loss)	$43,537	$4,051	$12,034	$(2,777)	$-	$56,845
Depreciation and amortization	$81,160	$10,851	$3,116	$-	$-	$95,127
Assets	$622,031	$177,019	$41,133	$202,674	$182,278	$1,225,135
Capital expenditures	$67,202	$8,270	$261	$110,248	$7,485	$193,466
As of or For the Nine Months Ended September 30, 2009
Revenues	$514,973	$142,925	$87,431	$-	$-	$745,329
Operating income (loss)(1)	$(24,391)	$9,952	$10,742	$-	$-	$(3,697)
Depreciation and amortization	$60,601	$9,135	$3,052	$-	$-	$72,788
Assets	$641,015	$184,348	$48,178	$41,418	$286,813	$1,201,772
Capital expenditures	$68,660	$11,836	$1,051	$16,282	$6,439	$104,268

(1)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit to Sea Launch, which was impaired in 2009.
(2)	Capital expenditures on an accrual basis were: (i) $93.7 million and $67.5 million for the three months ended September 30, 2010 and 2009, respectively, and (ii) $217.3 million and $127.8 million for the nine months ended September 30, 2010 and 2009, respectively.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:    Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands)(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$10,745	$(1,354)	$7,887	$(51,078)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,134	530	712	5,672
Unrealized gain (loss) on hedging instruments	(3,362)	(2,729)	(8,796)	2,639
Reclassification of realized loss on hedging instruments	1,390	1,310	4,173	3,275
Unrealized loss on available-for-sale securities	(5)	(2)	(6)	(2)

Total other comprehensive income (loss)	1,157	(891)	(3,917)	11,584

Comprehensive income (loss)	11,902	(2,245)	3,970	(39,494)
Comprehensive income attributable to the noncontrolling interest	(181)	(293)	(109)	(1,223)

Comprehensive income (loss) attributable to HNS	$11,721	$(2,538)	$3,861	$(40,717)

(1)	There is no tax impact for items included in the table since the Company has a full valuation allowance against its net deferred income taxes for all reporting periods.

Note 17:    Net Income (loss) Attributable to HNS and Transfer from Noncontrolling Interest

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Net income (loss) attributable to HNS	$8,032	$(52,134)

Transfers from the noncontrolling interest:
Decrease in HNS paid-in capital for purchase of subsidiary shares	-	(391)

Change from net income (loss) attributable to HNS and transfers from the noncontrolling interest	$8,032	$(52,525)

Note 18:    Commitments and Contingencies

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of ours, received a tax assessment of approximately $7.2 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2009, an arbitration panel ruled in our favor in our arbitration against Sea Launch Limited Partnership and Sea Launch Company, LLC (collectively, “Sea Launch”) entitling us to a full refund of $44.4 million (the “Deposit”) in payments made to Sea Launch in connection with launch services for SPACEWAY 3, in addition to interest of 10% per annum on the $44.4 million from July 10, 2007 until payment on the Deposit is received in full. As a result of Sea Launch filing a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code, our efforts to pursue collection of the arbitral award were stayed under the bankruptcy laws. In June 2009, based upon information made available in the bankruptcy proceedings and other factors, we concluded that the value of the previously-recorded Deposit was impaired and recorded an impairment loss of $44.4 million. On May 27, 2010, we entered into a settlement agreement with Sea Launch to resolve the claim that we filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to us two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of our bankruptcy claim. The Credits may be used by us to defray the cost of up to two launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court's order approving Sea Launch's plan of reorganization. The Settlement Agreement became effective on October 27, 2010.

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

Commitments

In June 2009, we entered into an agreement with SS/L for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, we entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $23.2 million that were undrawn as of September 30, 2010. Of this amount, $4.9 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $1.0 million related to insurance bonds; and $15.7 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets. As of September 30, 2010, these obligations were scheduled to expire as follows: $6.6 million in 2010; $12.7 million in 2011; $0.8 million in 2012; and $3.1 million in 2013 and thereafter.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19:    Subsequent Event

On October 29, 2010, the Company entered into a $115 million loan agreement with BNP Paribas and Societe Generale to finance the launch related costs for Jupiter, our next generation, high-throughput, Ka-band satellite. The loan will be guaranteed by COFACE, the French Export Credit Agency. Arianespace has been contracted by the Company to launch Jupiter, the estimated launch date being in the first half of 2012.

Loan draw-downs, which will begin in the fourth quarter, will occur over the construction period for the launch vehicle up to the time of the launch. Terms of the loan include a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years after the launch. The agreement also contains covenants and conditions which are customary for financings of this type.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of September 30, 2010

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$103,266	$166	$9,229	$-	$112,661
Marketable securities	15,000	-	-	-	15,000
Receivables, net	121,801	28	52,404	(12,361)	161,872
Inventories	42,999	-	13,938	-	56,937
Prepaid expenses and other	9,665	72	14,675	-	24,412

Total current assets	292,731	266	90,246	(12,361)	370,882
Property, net	668,261	32,354	27,745	-	728,360
Investment in subsidiaries	114,778	-	-	(114,778)	-
Other assets	97,050	595	28,248	-	125,893

Total assets	$1,172,820	$33,215	$146,239	$(127,139)	$1,225,135

Liabilities and equity
Accounts payable	$115,717	$92	$28,150	$(12,361)	$131,598
Short-term debt	2,271	-	3,862	-	6,133
Accrued liabilities and other	121,883	-	23,491	-	145,374

Total current liabilities	239,871	92	55,503	(12,361)	283,105
Long-term debt	710,084	-	3,051	-	713,135
Other long-term liabilities	20,963	-	-	-	20,963
Total HNS’ equity	201,902	27,093	87,685	(114,778)	201,902
Noncontrolling interest	-	6,030	-	-	6,030

Total liabilities and equity	$1,172,820	$33,215	$146,239	$(127,139)	$1,225,135

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$232,620	$277	$36,136	$(4,318)	$264,715

Operating costs and expenses:
Costs of revenues	161,150	-	25,271	(2,259)	184,162
Selling, general and administrative	40,838	726	9,160	(2,059)	48,665
Research and development	4,776	-	-	-	4,776
Amortization of intangible assets	682	-	-	-	682

Total operating costs and expenses	207,446	726	34,431	(4,318)	238,285

Operating income (loss)	25,174	(449)	1,705	-	26,430
Other income (expense):
Interest expense	(14,098)	-	(371)	(24)	(14,493)
Interest and other income, net	249	-	86	24	359
Equity in losses of subsidiaries	(308)	-	-	308	-

Income (loss) before income tax expense	11,017	(449)	1,420	308	12,296
Income tax expense	(217)	-	(1,334)	-	(1,551)

Net income (loss)	10,800	(449)	86	308	10,745
Net (income) loss attributable to the noncontrolling interest	-	(481)	536	-	55

Net income (loss) attributable to HNS	$10,800	$(930)	$622	$308	$10,800

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$667,416	$1,637	$101,818	$(12,680)	$758,191

Operating costs and expenses:
Costs of revenues	474,269	306	74,646	(9,735)	539,486
Selling, general and administrative	122,391	2,915	22,386	(2,945)	144,747
Research and development	14,591	455	-	-	15,046
Amortization of intangible assets	1,899	168	-	-	2,067

Total operating costs and expenses	613,150	3,844	97,032	(12,680)	701,346

Operating income (loss)	54,266	(2,207)	4,786	-	56,845
Other income (expense):
Interest expense	(45,139)	-	(1,076)	102	(46,113)
Interest and other income, net	369	870	349	(102)	1,486
Equity in losses of subsidiaries	(816)	-	-	816	-

Income (loss) before income tax expense	8,680	(1,337)	4,059	816	12,218
Income tax expense	(648)	(3)	(3,680)	-	(4,331)

Net income (loss)	8,032	(1,340)	379	816	7,887
Net (income) loss attributable to the noncontrolling interest	-	(764)	909	-	145

Net income (loss) attributable to HNS	$8,032	$(2,104)	$1,288	$816	$8,032

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2010

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$8,032	$(1,340)	$379	$816	$7,887
Adjustments to reconcile net income (loss) to net cash flows from operating activities	92,496	1,452	9,047	(816)	102,179

Net cash provided by (used in) operating activities	100,528	112	9,426	-	110,066

Cash flows from investing activities:
Change in restricted cash	-	-	49	-	49
Purchases of marketable securities	(37,615)	-	-	-	(37,615)
Proceeds from sales of marketable securities	53,615	-	-	-	53,615
Expenditures for property	(175,640)	(1,037)	(6,854)	-	(183,531)
Expenditures for capitalized software	(9,935)	-	-	-	(9,935)
Proceeds from sale of property	13	-	391	-	404

Net cash used in investing activities	(169,562)	(1,037)	(6,414)	-	(177,013)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	3,770	-	3,770
Repayments of revolver borrowings	-	-	(4,881)	-	(4,881)
Long-term debt borrowings	1,699	-	1,635	-	3,334
Repayments of long-term debt	(1,656)	-	(3,208)	-	(4,864)
Debt issuance costs	(1,734)	-	-	-	(1,734)

Net cash used in financing activities	(1,691)	-	(2,684)	-	(4,375)

Effect of exchange rate changes on cash and cash equivalents	-	-	250	-	250

Net increase (decrease) in cash and cash equivalents	(70,725)	(925)	578	-	(71,072)
Cash and cash equivalents at beginning of the period	173,991	1,091	8,651	-	183,733

Cash and cash equivalents at end of the period	$103,266	$166	$9,229	$-	$112,661

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009

(In thousands)

(Unaudited)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(52,134)	$(3,237)	$7,875	$(3,582)	$(51,078)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	167,647	6,491	(3,587)	3,582	174,133

Net cash provided by operating activities	115,513	3,254	4,288	-	123,055

Cash flows from investing activities:
Change in restricted cash	(1)	-	(71)	-	(72)
Purchases of marketable securities	(25,080)	-	-	-	(25,080)
Expenditures for property	(80,308)	(4,183)	(9,462)	-	(93,953)
Expenditures for capitalized software	(10,315)	-	-	-	(10,315)
Proceeds from sale of property	22	-	317	-	339
Long-term loan receivable	(10,000)	-	-	-	(10,000)
Other, net	(410)	-	(345)	-	(755)

Net cash used in investing activities	(126,092)	(4,183)	(9,561)	-	(139,836)

Cash flows from financing activities:
Net decrease in notes and loans payable	-	-	(1,315)	-	(1,315)
Long-term debt borrowings	137,490	-	4,828	-	142,318
Repayments of long-term debt	(4,461)	-	(2,371)	-	(6,832)
Debt issuance costs	(4,612)	-	-	-	(4,612)

Net cash provided by financing activities	128,417	-	1,142	-	129,559

Effect of exchange rate changes on cash and cash equivalents	-	-	(3,879)	-	(3,879)

Net increase (decrease) in cash and cash equivalents	117,838	(929)	(8,010)	-	108,899
Cash and cash equivalents at beginning of the period	75,956	2,013	22,293	-	100,262

Cash and cash equivalents at end of the period	$193,794	$1,084	$14,283	$-	$209,161

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives and Their Impact on Our Results of Operations

For the three months ended September 30, 2010, we generated a net income attributable to HNS of $10.8 million compared to a net loss attributable to HNS of $1.6 million for the same period in 2009. For the nine months ended September 30, 2010, we generated a net income attributable to HNS of $8.0 million compared to a net loss attributable to HNS of $52.1 million for the same period in 2009. The changes in our net income were significantly impacted by the $44.4 million impairment loss recognized in 2009, related to our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). In addition, our gross margin for the three and nine months ended September 30, 2010 improved by $12.6 million and $25.0 million, respectively, compared to the same periods in 2009. The increase in our net income attributable to HNS for the three and nine months ended September 30, 2010 was partially offset by the increase in our selling, general and administrative expenses as we increased our efforts in promoting our products and services in our North American businesses.

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

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) under which SS/L will manufacture our next-generation, geostationary high throughput satellite (“HTS”) named Jupiter. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. In connection with the construction of Jupiter, we entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In connection with the lease agreement with Barrett, our revenue backlog associated with our Jupiter satellite is $245.0 million, which is expected to be realized over 15 years once Jupiter is launched and placed into service. In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

As a result of our efforts to expand the identified markets for our products, services and network solutions in our North America Broadband segment, in August 2010, we were awarded $58.7 million as the only national provider of high-speed satellite broadband service under the broadband programs established pursuant to the American Recovery and Reinvestment Act of 2009. This award is part of the government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide. We began to offer services to customers under this program in October 2010.

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

Services—Our services revenue is varied in nature and includes equipment rental from our consumer rental program, total turnkey communications services, terminal relocation, maintenance and changes, transponder capacity and multicast or broadcast services. Our services are offered on a contractual basis, which vary in length based on the particular end market. Typically, our large enterprise customers enter into a three- to five-year contract, and our consumer customers enter into a 24-month contract. We bill and recognize service revenues on a monthly per site basis. For enterprise customers who receive services from our network operations, our services include the following:

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

Hardware—We offer our enterprise customers the option to purchase their equipment up front or to finance the sale through a third-party leasing company as part of their service agreement under which payments are made over a fixed term. Our consumer customers also have the option to purchase the equipment up front with a 24-month service contract. Hardware revenues of the North American Enterprise group and International Broadband segment are derived from: (i) network operating centers; (ii) radio frequency terminals (earth stations); (iii) VSAT components including indoor units, outdoor units, and antennas; (iv) voice, video and data appliances; (v) routers and DSL modems; and (vi) system integration services to integrate all of the above into a system.

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

Market trends impacting our revenues—The following table presents our revenues by end market for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$200,709	$175,305	$25,404	14.5%
Hardware sales	64,006	75,164	(11,158)	(14.8)%

Total revenues	$264,715	$250,469	$14,246	5.7%

Revenues by end market:
North America Broadband segment:
Consumer	$122,166	$107,085	$15,081	14.1%
Enterprise	68,378	67,038	1,340	2.0%

Total North America Broadband segment	190,544	174,123	16,421	9.4%

International Broadband segment	51,778	47,521	4,257	9.0%

Telecom Systems segment:
Mobile Satellite Systems	20,070	17,309	2,761	16.0%
Telematics	-	8,709	(8,709)	(100.0)%
Terrestrial Microwave	2,323	2,807	(484)	(17.2)%

Total Telecom Systems segment	22,393	28,825	(6,432)	(22.3)%

Total revenues	$264,715	$250,469	$14,246	5.7%

The following table presents our churn rate, average revenue per unit (“ARPU”), average monthly gross subscriber additions, and subscribers:

	As of or For the Three Months Ended September 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.22%	2.30%	(0.08)%	(3.5)%
ARPU(2)	$75	$71	$4	5.6%
Average monthly gross subscriber additions(1)	16,500	16,800	(300)	(1.8)%
Subscribers(1)	558,200	490,000	68,200	13.9%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the three months ended September 30, 2010 increased by 14.1% to $122.2 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of September 30, 2010 and 2009, we achieved a total subscription base of 558,200 and 490,000, respectively, which included 34,400 and 25,800, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU, which is used to measure average monthly consumer subscription service revenues on a per subscriber basis, was $75 and $71 for the three months ended September 30, 2010 and 2009, respectively. ARPU is calculated by dividing the total service revenues from the Consumer group for the reporting period by the sum of the total number of subscribers in our Consumer group at the end of each month in the reporting period. Churn rate represents the average of the monthly churn rates for the months included in the reporting period. Monthly churn rate is calculated by dividing the number of subscribers at the end of the month by the number of churns for the month for the subscribers in our Consumer group and our small/medium enterprise and wholesale business customers. Our ARPU and churn rate calculations may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Revenue from our North American Enterprise group for the three months ended September 30, 2010 increased by 2.0% to $68.4 million compared to the same period in 2009. The increase was primarily due to the realization of service revenues from our contracts booked in prior periods. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the three months ended September 30, 2010 increased by 9.0% to $51.8 million compared to the same period in 2009, primarily due to an increase in hardware orders and higher service revenues from our Brazil and global service operations. Also contributing to the increase was $0.8 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the three months ended September 30, 2010 decreased by 22.3% to $22.4 million compared to the same period in 2009. The decrease was mainly attributable to our Telematics group as there was no revenue earned for the three months ended September 30, 2010 compared to $8.7 million for the same period in 2009. The decrease in revenue was partially offset by the increase in revenue from our Mobile Satellite Systems group.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,		Variance
	2010	2009	Amount	%
Revenues:
Services revenues	$579,754	$509,871	$69,883	13.7%
Hardware sales	178,437	235,458	(57,021)	(24.2)%

Total revenues	$758,191	$745,329	$12,862	1.7%

Revenues by end market:
North America Broadband segment:
Consumer	$353,098	$310,020	$43,078	13.9%
Enterprise	189,465	204,953	(15,488)	(7.6)%

Total North America Broadband segment	542,563	514,973	27,590	5.4%

International Broadband segment	143,087	142,925	162	0.1%

Telecom Systems segment:
Mobile Satellite Systems	60,103	55,144	4,959	9.0%
Telematics	501	23,437	(22,936)	(97.9)%
Terrestrial Microwave	11,937	8,850	3,087	34.9%

Total Telecom Systems segment	72,541	87,431	(14,890)	(17.0)%

Total revenues	$758,191	$745,329	$12,862	1.7%

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers:

	As of or For the Nine Months Ended September 30,		Variance
	2010	2009	Amount	%
Churn rate(1)	2.07%	2.29%	(0.22)%	(9.6)%
ARPU(2)	$73	$70	$3	4.3%
Average monthly gross subscriber additions(1)	17,100	17,000	100	0.6%
Subscribers(1)	558,200	490,000	68,200	13.9%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the nine months ended September 30, 2010 increased by 13.9% to $353.1 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of September 30, 2010 and 2009, we achieved a total subscription base of 558,200 and 490,000, respectively, which included 34,400 and 25,800, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU was $73 and $70 for the nine months ended September 30, 2010 and 2009, respectively.

Revenue from our North American Enterprise group for the nine months ended September 30, 2010 decreased by 7.6% to $189.5 million compared to the same period in 2009. The decrease was primarily due to delays in customer buying decisions impacted new hardware orders. Enterprise service revenue is generally characterized by long term contracts.

International Broadband Segment

Revenue from our International Broadband segment for the nine months ended September 30, 2010 slightly increased by 0.1% to $143.1 million compared to the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region, and $7.0 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar. The increase was partially offset by delays in customer buying decisions which impacted new hardware orders.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the nine months ended September 30, 2010 decreased by 17.0% to $72.5 million compared to the same period in 2009. The decrease was due to a reduction in revenue from our Telematics group of $22.9 million to $0.5 million compared to the same period in 2009. The decrease in revenue was partially offset by the increase in revenue from our Mobile Satellite Systems and Terrestrial Microwave groups.

Revenue Backlog—We benefit from strong visibility of our future revenues. At September 30, 2010 and December 31, 2009, our total backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excludes agreements with our consumer customers, was approximately $1,036.9 million and $834.0 million, respectively. We expect to realize future revenue from our backlog as follows: $93.9 million in 2010, $259.3 million in 2011, $194.7 million in 2012, $119.7 million in 2013, and $369.3 million thereafter. Backlog also includes future revenues associated with the Jupiter satellite, which is currently under construction, including $245.0 million associated with the lease agreement with Barrett for satellite capacity, which is expected to be realized over 15 years once the satellite is launched and placed into service in the first half of 2012. Of the $245.0 million in backlog, the Company has collected $5.0 million related to a non-refundable reservation fee.

The amounts included in backlog represent the full contract value for the duration of the contract and does not include termination fees. We do not assume that a contract will be renewed beyond its stated expiration date. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees.

Generally, following the successful launch of a satellite, if the satellite is operating nominally, our customers may only terminate their service agreements for satellite capacity by paying us all, or substantially all, of the payments that would have otherwise become due over the term of the service agreement. In the case of our satellite under construction, Jupiter, we would not be obligated to return the customer prepayments made under service agreements for the satellite if the launch was to fail. Also, if the launch of Jupiter was significantly delayed, our customer could exercise a right of termination under its service agreement.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$200,709	$175,305	$25,404	14.5%
Hardware sales	64,006	75,164	(11,158)	(14.8)%

Total revenues	$264,715	$250,469	$14,246	5.7%

% of revenue to total revenues:
Services revenues	75.8%	70.0%
Hardware sales	24.2%	30.0%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $18.6 million to $116.8 million for the three months ended September 30, 2010 compared to $98.2 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $10.1 million and $4.9 million of services revenues for the three months ended September 30, 2010 and 2009, respectively.

Services revenue from our North America Enterprise group increased by $7.9 million to $48.3 million for the three months ended September 30, 2010 compared to $40.4 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental services revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Services revenue from our International Broadband segment increased by $3.2 million to $34.3 million for the three months ended September 30, 2010 from $31.1 million for the same period in 2009, primarily due to higher service revenues from our Brazil and global service operations and an increase of $0.6 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

The increase in services revenue was partially offset by a decrease in revenue of $4.3 million from our Telecom Systems segment to $1.3 million for the three months ended September 30, 2010 compared to $5.6 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $10.1 million to $25.5 million for the three months ended September 30, 2010 compared to $35.6 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $3.5 million to $5.4 million for the three months ended September 30, 2010 compared to $8.9 million for the same period in 2009. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware sales and (ii) the consumer rebate programs which reduced hardware revenues.

Hardware revenue from our North America Enterprise group also decreased by $6.6 million to $20.1 million for the three months ended September 30, 2010 compared to $26.7 million for the same period in 2009. The decrease was due to a lower volume of shipments as enterprise customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment increased by $1.1 million to $17.5 million for the three months ended September 30, 2010 compared to $16.4 million for the same period in 2009. The increase was primarily due to an increase in shipment volume to our enterprise customers in India and an increase of $0.2 million resulting from the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware sales from our Telecom Systems segment decreased by $2.2 million to $21.0 million for the three months ended September 30, 2010 compared to $23.2 million for the same period in 2009, primarily due to the decrease in hardware revenue from the Telematics group.

Cost of Revenues

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$125,806	$108,894	$16,912	15.5%
Cost of hardware products sold	58,356	73,646	(15,290)	(20.8)%

Total cost of revenues	$184,162	$182,540	$1,622	0.9%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $11.0 million for the three months ended September 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $3.2 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and global service operations. The increase in cost of services was partially offset by a decrease of $3.2 million from the Telecom Systems segment to $1.2 million for the three months ended September 30, 2010 compared to $4.4 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $11.8 million to $31.6 million for the three months ended September 30, 2010 compared to $43.4 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $7.5 million to $11.1 million for the three months ended September 30, 2010 compared to $18.6 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered financed purchase plan, which cost was accounted for as hardware cost, and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our Telecom Systems segment decreased by $4.0 million to $15.0 million for the three months ended September 30, 2010 compared to $19.0 million for the same period in 2009, mainly related to the Telematics group.

Cost of hardware products sold from our International Broadband segment remained flat at $11.8 million for the three months ended September 30, 2010 compared to $11.3 million for the same period in 2009.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$48,665	$44,204	$4,461	10.1%
% of revenue	18.4%	17.6%

SG&A expense increased mainly due to higher costs of: (i) $3.3 million in our North American operations as we increased targeted marketing spending for our consumer and enterprise businesses and (ii) $1.9 million at our international subsidiaries. These increases were partially offset by lower costs of $0.7 million across the other operating segments of the company.

Research and Development

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$4,776	$5,453	$(677)	(12.4)%
% of revenue	1.8%	2.2%

R&D decreased due to a reduction in development activities of $2.0 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $1.0 million and $0.3 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$682	$1,385	$(703)	(50.8)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income	$26,430	$16,887	$9,543	56.5%
% of revenue	10.0%	6.7%

Our operating income was $26.4 million for the three months ended September 30, 2010 compared to $16.9 million for the same period in 2009. The increase in operating income was significantly impacted by higher gross margin of $12.6 million for the three months ended September 30, 2010 compared to the same period in 2009, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our operating income for the three months ended September 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$14,493	$17,727	$(3,234)	(18.2)%

Interest expense primarily relates to interest on the $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and the $115 million term loan maturing on April 15, 2014 (the “Term Loan Facility”) less capitalized interest associated with the construction of our satellite. The decrease in interest expense was mainly impacted by $3.5 million of increased capitalized interest associated with the construction of Jupiter for the three months ended September 30, 2010.

Interest and Other Loss, Net

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$359	$468	$(109)	(23.3)%
Other loss, net	-	(1)	1	100.0%

Total interest and other loss, net	$359	$467	$(108)	(23.1)%

The decrease in interest and other loss, net was primarily due to a reduction of interest earned on certain notes.

Income Tax Expense

	Three Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$1,551	$981	$570	58.1%

Our income tax expense is generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. For the three months ended September 30, 2010 and 2009, our income tax expense was partially offset by $0.1 million and $0.6 million, respectively, of income tax benefit generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$579,754	$509,871	$69,883	13.7%
Hardware sales	178,437	235,458	(57,021)	(24.2)%

Total revenues	$758,191	$745,329	$12,862	1.7%

% of revenue to total revenues:
Services revenues	76.5%	68.4%
Hardware sales	23.5%	31.6%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $54.7 million to $334.3 million for the nine months ended September 30, 2010 compared to $279.6 million for the same period in 2009 resulting primarily from the increase in our consumer subscriber base. The increase in the Consumer group was partly due to a larger percentage of our customers utilizing the consumer rental program, for which we recognized $26.2 million and $10.0 million of services revenues for the nine months ended September 30, 2010 and 2009, respectively.

In addition, revenue from our North America Enterprise group increased by $21.3 million to $143.1 million for the nine months ended September 30, 2010 compared to $121.8 million for the same period in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in the first quarter of 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $10.7 million to $98.4 million for the nine months ended September 30, 2010 from $87.7 million for the same period in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase was $6.2 million as a result of the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Partially offsetting the increase in services revenue was a decrease in revenue from our Telecom Systems segment of $16.8 million to $4.0 million for the nine months ended September 30, 2010 compared to $20.8 million for the same period in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Sales

Hardware sales from our North America Broadband segment decreased by $48.4 million to $65.2 million for the nine months ended September 30, 2010 compared to $113.6 million for the same period in 2009.

Despite the growth in the subscriber base, hardware sales in the Consumer group decreased by $11.7 million to $18.8 million for the nine months ended September 30, 2010 compared to $30.5 million for the same period in 2009. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which revenues are accounted for as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware sales and (ii) the consumer rebate programs which reduced hardware revenues.

Hardware revenue from our North America Enterprise group also decreased by $36.7 million to $46.4 million for the nine months ended September 30, 2010 compared to $83.1 million for the same period in 2009. The decrease was due to a lower volume of shipments as enterprise customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services has led to lower upfront hardware revenue and an increase in recurring service revenue.

In addition, hardware sales from our International Broadband segment decreased by $10.5 million to $44.7 million for the nine months ended September 30, 2010 compared to $55.2 million for the same period in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments in 2009 on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our international enterprise customers as delays in customer buying decisions which impacted new hardware orders. These decreases were slightly offset by a $0.8 million favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware sales from our Telecom Systems segment increased by $1.8 million to $68.5 million for the nine months ended September 30, 2010 compared to $66.7 million for the same period in 2009, mainly due to the increase in hardware revenue from the Mobile Satellite Systems group.

Cost of Revenues

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$364,662	$326,532	$38,130	11.7%
Cost of hardware products sold	174,824	225,134	(50,310)	(22.3)%

Total cost of revenues	$539,486	$551,666	$(12,180)	(2.2)%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. Support costs for the growth included customer service, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $34.5 million for the nine months ended September 30, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $11.3 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase was partially offset by a decrease of $12.6 million in cost of services from the Telecom Systems segment to $3.2 million for the nine months ended September 30, 2010 compared to $15.8 million for the same period in 2009, mainly related to the Telematics group.

Cost of Hardware Products Sold

Cost of hardware products sold decreased in conjunction with the reduction in hardware sales. The decrease was mainly attributable to a decrease in cost of hardware products sold from our North America Broadband segment of $39.7 million to $95.8 million for the nine months ended September 30, 2010 compared to $135.5 million for the same period in 2009.

Despite the growth in the consumer subscriber base, the cost of hardware products sold in the Consumer group decreased by $17.1 million to $40.6 million for the nine months ended September 30, 2010 compared to $57.7 million for the same period in 2009. The decrease was due to (i) an increase in the number of customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware cost and (ii) a decrease in hardware unit cost as a result of improved manufacturing efficiency.

In addition, cost of hardware products sold from our International Broadband segment decreased by $8.7 million to $29.2 million for the nine months ended September 30, 2010 compared to $37.9 million for the same period in 2009, primarily due to a decrease in hardware sales.

Furthermore, cost of hardware products sold from our Telecom Systems segment decreased by $1.9 million, primarily related to the reduction in hardware cost from the Telematics group.

Selling, General and Administrative Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$144,747	$132,302	$12,445	9.4%
% of revenue	19.1%	17.8%

SG&A expense increased mainly due to higher costs of: (i) $10.3 million in our North America operations as we increased targeted marketing spending for our consumer and enterprises businesses and (ii) $3.4 million at our international subsidiaries for the nine months ended September 30, 2010 compared to the same period in 2009. These increases were partially offset by lower costs of $1.3 million across the other operating segments of the company.

Loss on Impairment

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Loss on impaiment	$-	$44,400	$(44,400)	(100.0)%
% of revenue	0.0%	6.0%

There was no impairment loss recognized in 2010. In 2009, we recognized $44.4 million of impairment loss, related to the Deposit paid to Sea Launch.

Research and Development

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$15,046	$16,502	$(1,456)	(8.8)%
% of revenue	2.0%	2.2%

R&D decreased due to a reduction in development activities of $5.3 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $2.7 million and $0.9 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$2,067	$4,156	$(2,089)	(50.3)%
% of revenue	0.3%	0.6%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income (loss)

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income (loss)	$56,845	$(3,697)	$60,542	1637.6%
% of revenue	7.5%	(0.5)%

For the nine months ended September 30, 2010, we generated $56.8 million of operating income compared to an operating loss of $3.7 million for the same period in 2009. The change in operating income (loss) was significantly impacted by the recognition of $44.4 million in impairment loss, which was related to the Deposit paid to Sea Launch, in 2009. In addition, our gross margin was higher by $25.0 million for the nine months ended September 30, 2010 compared to the same period in 2009, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. The increase in our operating income for the nine months ended September 30, 2010 was partially offset by higher SG&A expenses as we increased our efforts in promoting our products and services.

Interest Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$46,113	$47,106	$(993)	(2.1)%

Interest expense primarily relates to interest on the 2006 Senior Notes, the 2009 Senior Notes and the Term Loan Facility less capitalized interest associated with the construction of our satellite. The decrease in interest expense was primarily due to $8.2 million of increased capitalized interest associated with the construction of Jupiter in 2010. The decrease was partially offset by higher interest expense of $6.6 million recognized on the 2009 Senior Notes for the nine months in 2010 compared to five months in 2009 as the 2009 Senior Notes were issued in May 2009.

Interest and Other Loss, Net

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$1,486	$865	$621	71.8%
Other loss, net	-	(365)	365	100.0%

Total interest and other loss, net	$1,486	$500	$986	197.2%

The increase in interest and other loss, net was primarily due to an increase of interest earned on certain notes and the extinguishment of certain lease financings in 2009.

Income Tax Expense

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$4,331	$775	$3,556	458.8%

Our income tax expense is generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. For the nine months ended September 30, 2010 and 2009, our income tax expense was partially offset by $0.3 million and $2.6 million, respectively, of income tax benefit generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Liquidity and Capital Resources

	Nine Months Ended September 30,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$110,066	$123,055	$(12,989)	(10.6)%
Investing activities	$(177,013)	$(139,836)	$37,177	26.6%
Financing activities	$(4,375)	$129,559	$(133,934)	(103.4)%

Net Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $110.1 million for the nine months ended September 30, 2010. This was due to approximately $105.8 million of cash generated by earnings after adjustments of non-cash expenses plus a net decrease in working capital of approximately $4.3 million. Net cash provided by operations was approximately $123.1 million for the nine months ended September 30, 2009. This was due to approximately $68.8 million of cash generated by earnings after adjustment for non-cash expenses plus a net decrease in working capital of $54.3 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures of $89.2 million, primarily related to the construction of our Jupiter satellite. The increase was partially offset by a net decrease in marketable securities of $41.1 million.

Capital expenditures for the nine months ended September 30, 2010 and 2009 are shown as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$104,836	$16,282	$88,554
Capital expenditures—VSAT	69,225	69,055	170
Capital expenditures—other	7,500	6,668	832
Capitalized software	9,935	10,315	(380)
SPACEWAY program	1,970	1,948	22

Total capital expenditures(1)	$193,466	$104,268	$89,198

(1)	Capital expenditures on an accrual basis were $217.3 million and $127.8 million for the nine months ended September 30, 2010 and 2009, respectively.

Net Cash Flows from Financing Activities

For the nine months ended September 30, 2010, the net cash used in our financing activities mainly related to the repayment of our long-term and short-term debt and debt issuance costs associated with the refinancing of our revolving credit facility. For the nine months ended September 30, 2009, our net cash provided by financing activities was mainly related to the private debt offering of the 2009 Senior Notes in May 2009.

Future Liquidity Requirements

As of September 30, 2010, our Cash and cash equivalents and Marketable securities were $127.7 million and our total debt was $719.3 million. We are leveraged as a result of our indebtedness.

Revolving Credit Facility and Term Loan

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of September 30, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $4.9 million and $45.1 million, respectively. As of September 30, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and Standard & Poor’s (“S&P”), respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The remaining net interest payments on the Term Loan Facility are estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. As of September 30, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of September 30, 2010, the aggregate balance outstanding under these loans was $2.7 million. Our subsidiaries may be restricted from paying dividends to us under the terms of these loans.

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

Senior Notes

In May 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. We received net proceeds of approximately $133.6 million from the offering. We have used and intend to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of September 30, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and S&P, respectively. As of September 30, 2010, we had recorded $6.5 million of accrued interest payable related to the 2009 Senior Notes.

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of September 30, 2010, we had recorded $19.6 million of accrued interest payable related to the 2006 Senior Notes. As of September 30, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; and (iii) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants as of September 30, 2010.

Other

In July 2006, we entered into an agreement with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements allowing the Company to operate SPACEWAY 3 at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. Our remaining obligations with 95 West Co. as of September 30, 2010 are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

In June 2009, we entered into an agreement with SS/L for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, we entered into a contract with Barrett, whereby Barrett agreed to lease user beams and purchase gateways and terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of September 30, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $259.9 million.

On October 29, 2010, the Company entered into a $115 million loan agreement with BNP Paribas and Societe Generale to finance the launch related costs for Jupiter, our next generation, high-throughput, Ka-band satellite. The loan will be guaranteed by COFACE, the French Export Credit Agency. Arianespace has been contracted by the Company to launch Jupiter, the estimated launch date being in the first half of 2012.

Loan draw-downs, which will begin in the fourth quarter, will occur over the construction period for the launch vehicle up to the time of the launch. Terms of the loan include a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years after the launch. The agreement also contains covenants and conditions which are customary for financings of this type.

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

•

In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana.

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

As of September 30, 2010, we had $23.2 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $4.9 million was issued under the Revolving Credit Facility; $1.6 million was secured by restricted cash; $1.0 million related to insurance bonds; and $15.7 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. However, as our international business is conducted in a variety of foreign currencies, it is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of September 30, 2010, we had an estimated $11.9 million of foreign currency denominated receivables and payables outstanding, and $5.0 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of September 30, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $7.7 million as of September 30, 2010.

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

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the variable LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $2.2 million for the three months ending December 31, 2010, $8.8 million for each of the years ending

December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 8—Debt to our unaudited condensed consolidated financial statements included in Part I-Item 1 in this report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

On June 22, 2009, Sea Launch filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of this filing, our efforts to pursue collection of the arbitral award from Sea Launch were stayed under the bankruptcy laws. On May 27, 2010, we entered into a settlement agreement with Sea Launch to resolve the claim that we filed in the Sea Launch bankruptcy (the “Settlement Agreement”). The Settlement Agreement provides that Sea Launch will irrevocably issue to us two credits, each in the amount of $22.2 million (the “Credits”), in satisfaction and discharge of our bankruptcy claim. The Credits may be used by us to defray the cost of up to two launches contracted by December 31, 2015, and scheduled to occur by December 31, 2017. In addition, subject to the terms and conditions of the Settlement Agreement, one or both Credits may be transferred to third parties. The bankruptcy court has approved the Settlement Agreement, and its terms have been incorporated into the court's order approving Sea Launch's plan of reorganization. The Settlement Agreement became effective on October 27, 2010.

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

On October 29, 2010, the Company entered into a $115 million COFACE Covered Export Credit Agreement (the “Credit Agreement”) with BNP Paribas and Société Générale, as original lenders and mandated lead arrangers, BNP Paribas, as facility agent, documentation agent, and security agent, and Société Générale, as structuring bank to finance the launch of Jupiter, its next generation, high-throughput, Ka-band satellite. Arianespace has been contracted by the Company to launch Jupiter, which is expected to occur in the first half of 2012.

The Credit Agreement will be guaranteed by COFACE, the French Export Credit Agency. In addition, the borrowings under the Credit Agreement are guaranteed on a by all existing and future domestic subsidiaries of the Company. The Credit Agreement has a fixed interest rate of 5.13% per annum, payable semi-annually in arrears, and a repayment period of 8.5 years starting after the launch. Loan draw-downs will occur over the Jupiter launch vehicle construction period up to time of the launch. The Credit Agreement contains covenants and conditions customary for financings of this type.

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

Date: November 4, 2010	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ PRADMAN P. KAUL
	Name:	Pradman P. Kaul
	Title:	Chief Executive Officer and President (Principal Executive Officer)

/S/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)