Form 10-K
period 2010-12-31
Hughes Network Systems, LLC
filed 2011-03-07
CIK 1376567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                   Accelerated filer  ☐

Non-accelerated filer  ☒    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the company is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of the registrant’s membership interests outstanding as of March 3, 2011 was as follows:

Class A Membership Interests:    95,000                Class B Membership Interests:    3,280

The aggregate market value of shares held by non-affiliates as of June 30, 2010 was $0.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report are set forth elsewhere in this report, including under the heading Item 1A. Risk Factors.

Item 1.	Business

Unless otherwise indicated or the context requires otherwise, the terms “HNS,” the “Company,” “we,” “us” and “our” refer to Hughes Network Systems, LLC and its subsidiaries.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, is a telecommunications company formed on November 12, 2004. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We are the world’s leading provider of broadband satellite network services and systems to the enterprise market. We are also the largest satellite Internet broadband access provider to North American consumers, which we refer to as the Consumer market. In addition, we provide managed services to large enterprises that combine the use of satellite and terrestrial alternatives, thus offering solutions that are tailored and cost optimized to the specific customer requirements. We also provide networking systems solutions to customers for mobile satellite and wireless backhaul systems.

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

As part of our commitment supporting the growth of our North American enterprise and consumer business, we launched our SPACEWAYTM 3 satellite (“SPACEWAY 3”) in August 2007 and started providing service in North America on the SPACEWAY network in April 2008. In addition, in June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the design and manufacturing of our next-generation, high throughput geostationary satellite (“Jupiter”). Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for our HughesNet service to the Consumer market in North America. We anticipate launching Jupiter in the first half of 2012.

Recent Developments - Merger Agreement with EchoStar Corporation

On February 13, 2011, HCI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), EchoStar Satellite Services L.L.C., a Colorado limited liability company (“Satellite Services”), and Broadband Acquisition Corporation, a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into HCI (the “Merger”), with HCI continuing as the surviving entity and becoming a wholly owned subsidiary of EchoStar.

Pursuant to the Merger Agreement, upon the closing of the Merger, each of HCI’s issued and outstanding share of common stock (other than any HCI’s common stock with respect to which appraisal rights have been duly exercised under Delaware law) will automatically be converted into the right to receive $60.70 in cash (without interest) and cancelled. The Merger Agreement also contemplates the repayment of all of the Company’s outstanding debt (including the 9 1/2% Senior Notes due 2014), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained.

Each of the boards of directors of HCI and Merger Sub approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, their respective companies and stockholders, to enter into the Merger Agreement and to consummate the Merger and the transactions and agreements contemplated thereby. The board of directors of EchoStar approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, its stockholders to enter into the Merger Agreement and to consummate the transactions and agreements contemplated thereby.

The Merger is expected to close later this year, subject to certain closing conditions, including among others, (i) receiving the required approvals of HCI’s stockholders, which approval was effected on February 13, 2011, by written consent of a majority of HCI’s stockholders (the “Majority Stockholders’ Written Consents”), (ii) 20 business days having elapsed since the mailing to HCI’s stockholders of the definitive information statement, with respect to such adoption of the Merger Agreement, in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder, (iii) receiving certain government regulatory approvals, including approval by the Federal Communications Commission (“FCC”), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of the consents required under certain export control laws, (iv) the absence of any order or injunction by a court of competent jurisdiction preventing the consummation of the Merger, and the absence of any action taken, or any law enacted, entered, enforced or made applicable to the Merger, by any governmental entity that makes the consummation of the Merger illegal or otherwise restrains, enjoins or prohibits the Merger, (v) the absence of any proceeding in which the Office of Communications of the United Kingdom seeks to prohibit or enjoin the Merger, (vi) the accuracy of the representations and warranties made by HCI, EchoStar and Merger Sub, (vii) the performance, in all material respects, by each of HCI, EchoStar and Merger Sub of all its respective obligations, agreements and covenants under the Merger Agreement, (viii) subject to certain customary exceptions, the absence of (a) a change or event that has a material adverse effect on the business, financial condition or results of operations of HCI and its subsidiaries, taken as a whole or (b) any event, change, occurrence or effect that would prevent, materially delay or materially impede the performance by HCI of its obligations under this Agreement or the consummation of the transactions contemplated hereby, if not cured, in either case since February 13, 2011 and (ix) holders of HCI’s common stock representing in excess of 25% of HCI’s outstanding common stock shall not have exercised (or if exercised, shall not have withdrawn prior to the commencement of the marketing period for the financing of the pending transaction) rights of dissent in connection with the Merger. The Merger Agreement clarifies that no party may rely on a failure of conditions to be satisfied if such party’s breach was the proximate cause of the failure.

The Merger Agreement contains customary representations, warranties and covenants of HCI, EchoStar and Merger Sub. In particular, HCI makes certain representations and warranties related to the business in which it and the Company operates, including with respect to our communications licenses; the health of our satellite currently in orbit and other related information; that there are no claims under coordination and concession agreements; the status of our earth stations; and compliance with regulatory and export control laws. EchoStar and Merger Sub also make a representation that EchoStar and Satellite Services have sufficient financing in order to complete the Merger.

HCI has agreed to various covenants in the Merger Agreement, including, among others, covenants (i) to use commercially reasonable efforts to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger, (ii) not to engage in certain kinds of transactions during this interim period and (iii) to cooperate and use commercially reasonable efforts to take all actions necessary to obtain all governmental and antitrust, FCC and regulatory approvals, subject to certain customary limitations. As noted above, EchoStar and Satellite Services represent and warrant in the Merger Agreement that at the closing of the Merger they will have access to sufficient funds to consummate the Merger and the other transactions contemplated by the Merger Agreement, and there is no closing condition related to them having procured such financing.

The Merger Agreement also contains a covenant pursuant to which HCI has agreed, subject to certain customary exceptions described below, that it will not, and will cause its representatives not to, solicit, facilitate (including by providing information) or participate in any negotiations or discussions with any person relating to, any takeover proposal, as further described in the Merger Agreement. The Merger Agreement contains a “fiduciary-out” provision, which provides that, prior to the time HCI’s stockholders have adopted and approved the Merger Agreement (which adoption and approval was obtained on February 13, 2011 pursuant to the Majority Stockholders’ Written Consents), HCI’s board of directors may engage with alternative purchasers, change its recommendation to its stockholders or enter into a definitive agreement with respect to an unsolicited acquisition proposal, only if HCI’s board of directors has determined in good faith (a) that failure to take such action is likely to be inconsistent with the board’s fiduciary duties, and (b) that the acquisition proposal constitutes a “Superior Proposal.” However, as HCI’s stockholders have approved and adopted the Merger Agreement, the “fiduciary-out” provision no longer provides an exception to the non-solicitation obligations described in this paragraph.

The Merger Agreement also contains a covenant pursuant to which EchoStar or the surviving entity must indemnify officers, directors and employees of HCI and its subsidiaries for a period of six years following the closing of the Merger for all liabilities or claims related to their service or employment with HCI or its subsidiaries occurring prior to the closing of the Merger. This covenant further requires EchoStar to keep in place HCI’s directors and officers liability and fiduciary liability insurance policies in effect at the closing, or purchase a “tail policy” offering similar coverage unless HCI purchases such a policy prior to closing.

The Merger Agreement contains certain termination rights for both HCI and EchoStar. In addition to certain termination rights related to breaches of the agreement or actions taken by HCI with respect to alternative transactions, so long as the failure of the terminating party to comply with its obligations is not the cause for delay in closing, each of EchoStar and HCI has the right to terminate the Merger Agreement unilaterally if the Merger has not closed by a date nine months from the execution of the Merger Agreement. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, HCI may be required to pay EchoStar a termination fee of $45 million.

The Merger Agreement also contains termination and other rights related to the occurrence of certain reductions in performance or total loss of HCI’s satellite currently in orbit, and certain waivers increasing risks associated with construction, launch or operation of HCI’s satellite currently under construction (a “Material Satellite Event”). Upon a Material Satellite Event, EchoStar is entitled to terminate the Merger Agreement until 60 days after HCI provides a written plan describing its intended response (the “Mitigation Plan”). If EchoStar has not provided written consent to the Mitigation Plan 30 days after delivery, HCI can then terminate the Merger Agreement. In addition, from the date of any Material Satellite Event until EchoStar’s approval of the Mitigation Plan, HCI will also be required to provide EchoStar with daily reports of customer complaints and subscriber cancellations.

The representations, warranties and covenants contained in the Merger Agreement were made by the parties thereto only for purposes of that agreement and as of specific dates; were solely for the benefit of the parties to the Merger Agreement; may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts (such disclosures include information that has been included in Hughes’ public disclosures, as well as additional non-public information); and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third party beneficiaries under the Merger Agreement (except for the right of Hughes’ stockholders to receive the transaction consideration from and after the consummation of the Merger) and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of Hughes or EchoStar or any of their respective subsidiaries or affiliates. Additionally, the representations, warranties, covenants, conditions and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in Hughes’ public disclosures.

Industry Overview

The emergence of VSATs in the 1980s marked the beginning of a new era in satellite communication. The use of smaller antennas meant that the benefits of satellite-based communication could be made commercially viable in a wide range of applications, whereas previous uses were generally limited to government and large commercial installations. A VSAT network operates by connecting multiple, geographically-dispersed communication sites through a satellite to a single point (the network hub) and from there to the customer’s data center. VSAT operators typically either lease transponder capacity from a third-party fixed satellite service provider or they construct and launch their own satellites. VSAT networks can operate independently or as a complete overlay to terrestrial networks and can, therefore, provide a single source solution for a particular customer’s communication requirements. Other benefits include a highly secure and reliable network and service availability across a single or multiple regions. In addition, due to the shared nature of the satellite communications resource, VSATs provide attractive economics for multi-site applications that have various levels of traffic requirements at any one site. VSAT networks can support a full spectrum of capabilities and customer applications including email, Internet-based virtual private networks, video/voice, Internet access, Internet telephony, distance learning, content distribution and financial transactions.

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

Business Segments

We currently operate in five business segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite, wire line and wireless communication network products and services to enterprises in North America. The International Broadband segment consists of our international service companies and provides managed networks services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Terrestrial Microwave group, and the Telematics group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for cellular backhaul and broadband wireless access. The Telematics group provides development, engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry in 2009, HTI terminated substantially all of the development, engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites and currently represents construction activities of Jupiter and the development of related network equipment. As a result of the newly established HTS Satellite segment in 2010, construction activities of Jupiter in 2009, which previously had been included in the North America Broadband segment, have been reclassified to the HTS Satellite segment to conform to the current period presentation. The Corporate segment includes certain minority interest investments held by us, our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

See Note 16—Segment Data and Geographic Data to the Company’s audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report for financial information by operating segment and by geographic location.

The following chart summarizes the key elements of our markets comprising our business segments, excluding our HTS Satellite segment and Corporate segment, each of which is discussed in further detail below:

	North America Broadband Segment		International Broadband Segment	Telecom Systems Segment
	Consumer	Enterprise	Enterprise	Mobile Satellite Systems	Terrestrial Microwave	Telematics
Customer Base	• Consumer subscription services	• Enterprises, government and local government agencies in North America	• Enterprises, Telecom carriers and government agencies located outside of North America	• Mobile satellite- based voice and data service operators	• Cellular mobile operators and local exchange carriers	• Telematics service providers

2010 Revenues (in millions)	• $477	• $257	• $206	• $80	• $15	• $0.5

Products/Service Application(s)	• Internet access and equipment	• VSAT equipment	• VSAT equipment	• Turnkey mobile network solutions including gateways/terminals	• Microwave- based networking equipment	• Telematics development

	• ISP services including e-mail	• Intranet/Internet access	• Intranet/Internet access		• Wireless backhaul equipment for cellular service providers

	• IP VPN	• IP VPN	• IP VPN
		• Multicast file delivery/video streaming	• Multicast file delivery/video streaming
		• Customized business solutions	• Customized business solutions
		• Turnkey managed network services	• Turnkey managed network services
		- Program and Installation	- Program and Installation
		- Management	- Management
		- Maintenance	- Maintenance
		- Customer care	- Customer care
		• Inventory management	• Inventory management
		• Content distribution	• Content distribution
		• Online Learning	• Online Learning
		• Satellite and Terrestrial transport	• VoIP

Representative Customers	• Internet subscribers

•  ExxonMobil Corporation, Blockbuster, Inc., GTECH Corporation, Lowe’s, Wendy’s International, BP, Wyndham Worldwide Corporation, Chevron Corporation, Shell, Walgreens Co., Rite Aid, YUM Brands, Social Security Administration, Burger King Corporation, ConocoPhillips

•  Avanti Communications Group plc, VISA International Service Association, World Bank, Communications and Transport Ministry of México (SCT) , Telefonica, Afsat, the Ministry of Foreign Affairs of Saudi Arabia, State Bank of India, Camelot Group plc, Bentley Walker, TIM BRASIL, VIVO, Telemar Norte Leste

•  Globalstar, Inc., ICO Global Communications Ltd., Inmarsat Ltd., LightSquared, Inc., Boeing Company, TerreStar Networks, Inc., Thuraya Satellite Telecommunications Company, Iridium Communications, Inc.

					• Nokia Siemens Networks, Vodafone Italy/ Portugal/Greece, Wind Italy/Greece, Vodacom South Africa, PTC Poland, BTC Bulgaria, T-Mobile Czech, Crowley Poland, Covad USA, GTS Central Europe	• Hughes Telematics, Inc.

North America Broadband Segment

Business Overview

In August 2007, we launched our SPACEWAY 3 satellite and introduced service in North America on the SPACEWAY network in April 2008. SPACEWAY 3 was designed and developed as a next generation Ka-band broadband satellite system with a unique architecture for broadband data communications. Because SPACEWAY 3 supports higher data rates and offers direct user-to-user network connectivity, we are able to offer our North American enterprise and consumer customers faster communication rates, reduce our operating costs substantially through the reduction of third-party transponder capacity expenses as we utilize the additional capacity of SPACEWAY 3, and as a result, significantly improve our margins.

To further expand our business in North America, in June 2009, we entered into a contract with SS/L to build our Jupiter satellite, which is anticipated to be launched in the first half of 2012. We believe that our satellites will provide us the opportunity to grow our Consumer business and provide specialized services aimed at expanding our offerings to large enterprises, allowing us to compete more effectively in the enterprise wide area networking market.

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

The user terminal for our consumer customers consists of a 0.74m or 0.98m antenna and radio transceiver located on the roof or side of a home and a satellite modem located indoors near the user’s computer or router. Our third-party contractors install the user terminals for our customers and we have developed an extensive set of business processes and systems to maintain the quality and timeliness of our installations. We use gateways throughout the United States to communicate with the consumer terminals. From these gateway locations, we connect directly to the public Internet and host our ISP services. Our network operations centers in Germantown, Maryland, and Las Vegas, Nevada, manage the delivery of our service and maintain our quality and performance. Our network operations centers also provide advanced engineering support to our customer call centers.

We modify our service offerings from time to time to provide packages that are attractive to our customers. Currently, our service packages provide our customers the option to purchase the equipment up front or to rent the equipment with a 24-month service contract and a monthly service fee that varies depending on the level of service selected and includes the following:

•	satellite-based Internet access;

•	live technical support that is available 24 hours per day, seven days per week;

•	multiple e-mail accounts;

•	professional standard installation; and

•	a commercial-grade antenna.

Enterprise Group

We provide or enable a variety of network equipment and services for uses such as private networking, intranet and Internet broadband access, voice services, connectivity to suppliers, franchisees and customers, credit authorization, inventory management, content delivery and video distribution to enterprises. Our Enterprise group offers complete turnkey solutions and managed services to enterprises, including program management, installation, training and support services. In North America, we deliver services using not only our VSAT satellite transport platforms, but also DSL and wireless transport platforms. We currently serve more than 200 companies, including Fortune 1000 companies, which have numerous widely dispersed operating units. Our enterprise customer base includes industry leaders in the energy, hospitality, retail and services industries.

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

In August 2010, we were awarded $58.7 million from the U.S. Government as the only national provider of high-speed satellite broadband service under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009. This award is part of the U.S. Government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide. We began to offer services to customers under this program in October 2010.

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

We provide our customers with comprehensive support services, which may include a sales team that consists of a program manager, engineers and account team members. We also provide our customers with a customer care web portal, which allows them to open trouble tickets and track problems or failures from start to resolution. Our maintenance support services are provided by a third party that has many service sites throughout the U.S., including Alaska and Hawaii, Puerto Rico and Canada. These sites are staffed with technicians trained in accordance with standards that we establish. Additionally, our help desk and network operations centers provide 24-hour technical support. The customer service representatives at these call centers are also trained in accordance with standards that we establish. Our call center operations currently utilize both in-house and outsourced support.

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

International Broadband Segment

Business Overview

Enterprise Group

We provide satellite communication network products and services to customers worldwide. Our products and services are particularly well-suited to many of our international markets because of the geographic dispersion of our customers as well as the lack of local infrastructure. We have also shifted our international focus from providing only hardware to also providing shared-hub services, modeled in part on our North American enterprise business. Shared-hub services are now available both via our own hubs covering Europe, Brazil, China, Northern Africa, India and the Middle East and through third party and joint venture operations.

We lease transponder capacity on satellites from multiple providers for our enterprise customers. We also maintain hub facilities, located in Germany, China, India and Brazil that provide ground support to our international enterprise customers.

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

Sales, Marketing and Distribution

Our equipment sales and marketing activities are performed directly through our sales offices in the United States and other parts of the world. We currently have sales offices in Germantown, Maryland; Milton Keynes, United Kingdom; Griesheim, Germany; Rome, Italy; Sao Paulo, Brazil; Mexico City, Mexico; New Delhi, Mumbai and Bangalore in India; Dubai, United Arab Emirates; Moscow, Russia; Jakarta, Indonesia; and Beijing, China. In addition, depending on the need, we appoint sales representatives in various countries who are compensated on a commission basis. In other areas, notably Africa, the Middle East, Japan, the Russian Federation, Australia, Indonesia and Malaysia, we provide our infrastructure equipment to independent service providers that in turn provide the satellite communications services to enterprise customers using our equipment. We also pursue dedicated systems sales using a combination of our own sales staff and our sales representative channels.

We have established subsidiaries in Europe, China, India and Brazil that provide end-to-end communication services to customers in those regions. These subsidiaries are fully staffed with local sales, marketing, support, administrative and management staff. Periodic training is provided to our sales staff and channels through regional seminars and training sessions at our Germantown, Maryland headquarters.

Installation and Technical Support

Our European, Indian, Brazilian and Chinese operations provide VSAT installation services for our customers through a network of third-party installers, similar to our North American installation operations. In certain limited circumstances, we provide installation services ourselves. In regions that are not covered by our services, our customers provide their own installation services. In all instances, hub equipment installation services are provided by our Germantown, Maryland or India installation teams.

We provide hardware and software maintenance services through annual customer assistance center maintenance agreements. On-site repair of VSATs and maintenance services are provided in Europe, India and Brazil through subcontractors. In other areas, our customers provide their own repair services to the end-users. Our customer assistance center maintenance offerings include a customer assistance center that is operated 24 hours per day, 365 days per year, and is available to our customers worldwide, as well as assistance through regional support centers in Europe, India and Brazil. In addition, an on-line trouble reporting and tracking system, functionally similar to our North American counterpart, is made available to our customers around the world.

Telecom Systems Segment

Business Overview

The Telecom Systems segment consists of the Mobile Satellite Systems group, the Terrestrial Microwave group, and the Telematics group. We believe our Mobile Satellite Systems and Terrestrial Microwave groups address strategic markets that have significant advantages. None of these groups requires substantial operating cash or working capital and each of them is a low fixed-cost operation.

Mobile Satellite Systems Group

Our Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators that include Globalstar, Inc. (“Globalstar”), ICO Global Communications Ltd. (“ICO”), Inmarsat plc, LightSquared, Inc. (“LightSquared,” formerly SkyTerra Communications, Inc.), Mexico’s Secretary of Communication and Transport via a subcontract to Boeing Company (MEXSAT program), TerreStar Networks, Inc. (“TerreStar”), Thuraya Satellite Telecommunications Company and Iridium Communications, Inc. (“Iridium”). As a part of these system solutions, we provide design and development, engineering, terminals, Ground Based Beam Forming (“GBBF”) equipment, Base Station solutions, Radio Access Networks (“RAN”) and other subsystems as may be required. These systems provide voice, data and fax services to handheld or transportable terminals. The Mobile Satellite Systems group generally has large, multi-year contracts with its customers.

We will continue to develop and leverage our satellite communication expertise in the Mobile Satellite Systems group on an opportunistic basis. We also have been actively pursuing a number of opportunities in the area of hybrid satellite/terrestrial mobile networks. For example, we have completed development and deployment of GBBF equipment for two different satellite systems. We have also completed the development of satellite base stations for LightSquared, TerreStar and ICO. In addition, we are under contract with TerreStar for development of a satellite chipset and platform to enable the utilization of handheld terminals and Globalstar to provide next generation RAN and a user terminal chipset. In addition, we are under contract with Iridium to design and deploy a replacement of an Access Network Controller for their existing satellite communication system. We believe that the Ancillary Terrestrial Component operator business is a growth area of the mobile satellite industry as it allows sharing of bandwidth between terrestrial and satellite applications. We develop and manufacture satellite terminals for the land portable and land mobile market segments, including machine to machine SCADA applications for the Inmarsat BGAN system. We also manufacture BGAN terminals on an OEM basis for the maritime and military sectors.

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

Telematics Group

We entered into an agreement with HTI to provide development, engineering and manufacturing services and an overall automotive telematics system for HTI, comprising the telematics system hub and the Telematics Control Unit. As a result of the adverse impact of the economy in the automobile industry in 2009, one of HTI’s customers filed bankruptcy.

Consequently, HTI terminated substantially all of the development, engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant.

HTS Satellite Segment

The HTS Satellite segment, which consists of activities related to the development, construction and launch of high throughput satellites, was established in 2010. Currently, the HTS Satellite segment includes construction activities of our Jupiter satellite and the development of related network equipment.

Corporate Segment

The Corporate segment consists of certain minority interest investments held by us and our corporate offices and assets not related to another business segment.

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

Leading Provider of Broadband Satellite Network Services and Systems to the Enterprise Market—Over the last 20 years, we have shipped more than 2.5 million VSAT terminals to customers in more than 100 countries. We have maintained our leadership position in this market, which has allowed us to leverage our scale and expertise to offer a broader suite of enhanced managed services to our customers. Our enterprise customers include blue chip companies and leaders in the retail, energy, financial, hospitality and services industries. Our customers typically have widely dispersed branches spread over a large geographic area, such as gas service stations (Shell International, ExxonMobil Corporation, BP, ConocoPhillips and Chevron Corporation) and retailers (Walgreens Co., Rite Aid Corporation and Lowe’s Companies, Inc.). Service contracts with these enterprises generally range from three to five years in duration and historically, we have experienced a high rate of renewals. We also have many long-term relationships with our customers, some of which exceed 20 years, which have contributed to a significant revenue backlog.

SPACEWAY 3 Provides Significant Additional Capacity and Operating Leverage—Our SPACEWAY 3 satellite is one of the most technologically advanced satellite broadband services platforms in our industry, optimized for data and designed to provide 10 gigabits per second of capacity and subscriber speeds comparable to DSL. SPACEWAY 3 enables us to more effectively offer bandwidth on demand through its dynamic capacity allocation and on board routing capabilities. In addition, SPACEWAY 3 provides us with significant cost savings by decreasing transponder leasing expenses. In April 2008, we began to provide service on the SPACEWAY network.

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

Diversified Revenue Stream—We benefit from a geographically diverse revenue stream that consists of a mix of services and hardware revenues. In 2010, we derived approximately 75.7% of our global revenues from providing services and 24.3% from hardware revenues and enterprise equipment leases. We expect service revenues to continue to exceed hardware revenues in the foreseeable future. Within the North America and International Broadband segments, our revenues are well diversified across our customer base and not concentrated in a few large customers.

Experienced Senior Management Team and Strong Controlling Private Equity Stockholder—Our senior management team has extensive experience in the satellite communications industry, with an average industry experience of 31 years. HCI is majority-owned by various investment vehicles that are affiliated with Apollo Management, L.P., together with its affiliates (“Apollo”). Apollo is a leading private equity investment firm with significant expertise in the satellite communications sector.

Our Business Strategy

Our business strategy, before giving effect to the Merger, is to continue growing our revenue and cash flow generation capability by capitalizing on the increasing demand for consumer satellite broadband and enterprise solutions, while lowering our costs and utilizing our industry expertise and technology leadership. Our strategy includes the following initiatives:

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

We face competition in our North American Consumer group on several fronts. The traditional telecommunications and wireless carriers, as well as DSL and cable Internet service providers offer competing services in many communities we seek to serve. Cost, speed and accessibility are key determining factors in the election of a service provider by the consumer. In addition, we face direct competition from other satellite broadband providers in virtually all of our markets. Our primary satellite competitor is WildBlue Communications, Inc. (“WildBlue”), which is owned by Viasat, Inc. (“ViaSat”). To a much lesser extent, we compete with smaller satellite operators such as Spacenet, Inc., which is a subsidiary of Gilat Satellite Networks Ltd. (“Gilat”). We offer service throughout the United States, as well as in Puerto Rico and Canada. We seek to differentiate ourselves based on our service quality, proprietary technology, distribution channels and the SPACEWAY 3 satellite network. Currently, we have capacity available for expansion in all of our markets and expect this to be an advantage over WildBlue until sometime in the second half of 2011 when ViaSat expects to launch a new satellite for use by WildBlue. We believe that we will have sufficient capacity to grow our business and that our capacity will grow significantly when we launch our next generation satellite, Jupiter, in the first half of 2012. However, faster subscriber growth rates than anticipated or increases in subscriber consumption of capacity beyond our current expectations could force us to modify our marketing and business plans in some of our coverage regions, prior to the launch of Jupiter. The competitive dynamic between us and our competitors is constantly changing as we and our competitors strive to improve our respective competitive positions. While the current competitive dynamic provides us the opportunity to grow our business, we cannot be certain of its continuing effects on our business as our competitors modify or adapt their strategies and service offerings.

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

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services that we provide. As a provider of communications services in the United States, we are subject to the regulatory authority of the United States, primarily the FCC. We are also subject to the export control laws and regulations and trade and economic sanctions laws and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are subject to state and local regulation. The FCC has preempted many state and local regulations that impair the installation and use of VSATs. However, our business nonetheless may be adversely affected by state and local regulation, including zoning regulations that impair the ability to install VSATs. In addition, we are subject to regulation by the national communications regulatory authorities of other countries in which we, and under certain circumstances our resellers and distributors, provide service.

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

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution through to our customers.

The FCC also requires broadband Internet access and Internet telephony service providers to comply with the requirements of the Federal Communications Assistance for Law Enforcement Act (“CALEA”). CALEA requires telecommunications carriers, including satellite-based carriers, to ensure that law enforcement agencies are able to conduct lawfully-authorized surveillance of users of their services.

As a provider of interconnected VOIP services, we are required to abide by a number of rules related to telephony service. Some of the key regulations that pertain to us are rules dealing with the protection of customer information and the processing of emergency calls.

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

Research and Development, Engineering and Manufacturing

We have a skilled and multi-disciplined engineering organization that develops our products and services. Our in-house technological capability includes the complete set of skills required to develop the hardware, software and firmware required in our products and services. In addition to our product development skills, over the past 30 years, we have pioneered numerous advances in the area of wireless communication techniques and methodologies. During this period, the Company and its predecessors have been granted over 500 patents, many of which have been adopted in numerous communication standards in both satellite and terrestrial systems. Of these patents, we currently own over 230 patents. The remaining patents are subject to either a royalty-free perpetual license or a covenant not to assert from The DIRECTV Group, Inc., our former parent.

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

Employees and Labor Relations

As of December 31, 2010, we had 1,897 employees, including 298 employees from our less than wholly-owned subsidiaries. Other than 54 of our employees located in Italy and Brazil, none are represented by a union. We believe that our relations with our employees are good.

Generally, our employees are retained on an at-will basis. However, we have entered into employment and non-competition agreements with our Chief Executive Officer, Chief Financial Officer, General Counsel and each of our Executive Vice Presidents. We require all at-will employees to sign at-will employee agreements which contain a confidentiality agreement and an agreement not to compete with the Company during their employment with us and for a period of two years following the termination of their employment.

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

•

Regulatory license risk—Our satellites are primarily intended to provide services to North America. Spacecraft operations are subject to compliance with the licensing conditions of the United States Federal Communications Commission (“FCC”) and those of any other government whose International Telecommunication Union filings we may use to operate our satellites in the future. Satellite authorizations granted by the FCC or foreign regulatory agencies are typically subject to conditions imposed by such regulatory agency in addition to such agency’s general authority to modify, cancel or revoke those authorizations. Failure to comply with such requirements, or comply in a timely manner could lead to the loss of authorizations and could have an adverse effect on our business, financial condition and results of operations.

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

We have made substantial contractual commitments for transponder capacity based on our existing customer contracts and backlog, as well as anticipated future business, to the extent our existing customers are not expected to utilize our SPACEWAY 3 satellite. If future demand does not meet our expectations, we will be committed to maintain excess transponder capacity for which we will have no or insufficient revenues to cover our costs, which would have a negative impact on our margins and results of operations. Our transponder leases are generally for two to five years, and different leases cover satellites with coverage of different geographical areas or support different applications and features, so we may not be able to quickly or easily adjust our capacity to changes in demand. If we only purchase transponder capacity based on existing contracts and bookings, capacity for certain types of coverage in the future that cannot be readily served by SPACEWAY 3 may be unavailable to us and we may not be able to satisfy certain needs of our customers, which could result in a loss of possible new business and could negatively impact the margins earned for those services. At present, until the launch and operation of additional satellites, there is limited availability of capacity on the Ku-band frequencies in North America. In addition, the FSS industry has seen consolidation in the past decade, and today, the three main FSS providers in North America and a number of smaller regional providers own and operate the current satellites that are available for our capacity needs. The failure of any of these FSS providers or a downturn in their industry as a whole could reduce or interrupt the Ku-band capacity available to us. If we are not able to renew our capacity leases at economically viable rates, or if capacity is not available due to any problems of the FSS providers, our business and results of operations could be adversely affected, to the extent SPACEWAY 3 and Jupiter are unable to satisfy the associated demand.

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

Our Parent is majority-owned by various investment vehicles affiliated with Apollo and Apollo’s interests as an equity holder may conflict with the interests of the holders of our debt instruments.

At December 31, 2010, Apollo Management, L.P., together with its affiliates (“Apollo”) owned in the aggregate 12,408,611 shares, or approximately 56.8%, of the issued and outstanding common stock of Hughes Communications, Inc. (“HCI” or “Parent”). Therefore, Apollo has control over HCI’s management and policies, such as the election of its directors, the appointment of new management and the approval of any other action requiring the approval of HCI’s stockholders, including any amendments to its certificate of incorporation and mergers or sales of all or substantially all of its assets. The interests of Apollo may not in all cases be aligned with those of the holders of our 9.50% senior notes issued in 2006 and 2009 (collectively, the “Senior Notes”). In addition, if the Merger is not consummated, the level of Apollo’s ownership of HCI’s common stock could have the effect of discouraging or impeding an unsolicited acquisition proposal in the future. Furthermore, Apollo may, in the future, own businesses that directly or indirectly compete with us. Apollo may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Subject to limitations contained in our Limited Liability Company Agreement, the indentures governing the Senior Notes, our $50.0 million revolving credit facility (the “Revolving Credit Facility”), our $115.0 million term loan facility (the “Term Loan Facility”), our $115 million loan agreement with BNP Paribas and Societe Generale (“COFACE Guaranteed Facility”), which is guaranteed by COFACE, the French Export Credit Agency, and the Merger Agreement regarding affiliate transactions, Apollo may cause us to enter into transactions with their affiliates to buy or sell assets.

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

As a provider of telecommunications in the United States, we are presently required to contribute a percentage of our revenues from telecommunications services to the Universal Service Fund to support mechanisms that subsidize the provision of services to low-income consumers, high-cost areas, schools, libraries and rural health care providers. This percentage is set each calendar quarter by the FCC. Current FCC rules permit us to pass this Universal Service Fund contribution onto our customers.

Because our customer contracts often include both telecommunications services, which create such support obligations, and other goods and services, which do not, it can be difficult to determine which portion of our revenues forms the basis for this contribution and the amount that we can recover from our customers. If the FCC, which oversees the support mechanisms, or a court or other governmental entity were to determine that we computed our contribution obligation incorrectly or passed the wrong amount onto our customers, we could become subject to additional assessments, liabilities, or other financial penalties. In addition, the FCC is considering substantial changes to its Universal Service Fund contribution and distribution rules. These changes could impact our future contribution obligations and those of third parties that provide communication services to our business. Any such change to the Universal Service Fund contribution rules could adversely affect our costs of providing service to our customers. In addition, changes to the Universal Service Fund distribution rules could intensify the competition we face by offering subsidies to competing firms and/or technologies.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable export control laws and regulations of the United States and other countries. United States laws and regulations applicable to us include the Arms Export Control Act, the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”) and the trade sanctions laws and regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). The export of certain hardware, technical data and services relating to satellites is regulated by the United States Department of State’s Directorate of Defense Trade Controls under ITAR. Other items are controlled for export by the United States Department of Commerce’s Bureau of Industry and Security under the EAR. We cannot provide services to certain countries subject to United States trade sanctions unless we first obtain the necessary authorizations from OFAC. In addition, we are subject to the Foreign Corrupt Practices Act, that, generally, bars bribes or unreasonable gifts to foreign governments or officials. See Item 1. Business—Government Regulation.

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

Our operations outside the United States accounted for approximately 23.2% of our revenues for the year ended December 31, 2010, and we expect our foreign operations to continue to represent a significant portion of our business. We have operations in Brazil, Germany, India, Indonesia, Italy, Mexico, the Russian Federation, South Africa, the United Arab Emirates, the United Kingdom and China, among other nations. Over the last 20 years, we have sold products in over 100 countries. Our foreign operations involve varying degrees of risks and uncertainties inherent in doing business abroad. Such risks include:

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

•

We face significant competition in our international markets—Outside North America, we have traditionally competed for VSAT hardware and services sales primarily in Europe, Brazil and India and focused only on hardware revenues in other regions. In Europe, we face intense competition which is not expected to abate in the near future.

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

We are significantly leveraged. The following table shows our level of indebtedness as of December 31, 2010 (in thousands):

December 31, 2010
Senior Notes(1)	$590,173
Term Loan Facility	115,000
COFACE Guaranteed Facility	27,403
VSAT hardware financing	6,323
Revolving bank borrowings	967
Capital lease and other	6,817

Total debt	$746,683

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

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

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our Revolving Credit Facility or otherwise in amounts sufficient to enable us to service our indebtedness or to fund our operations or other liquidity needs. If we are unable to generate sufficient cash, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We may not be able to affect any of these remedies on satisfactory terms, or at all. Each of our Revolving Credit Facility, Term Loan Facility, COFACE Guaranteed Facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from such dispositions. Therefore, we may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations when due.

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

Despite current indebtedness levels, subject to conditions in the Merger Agreement, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

The terms of each of the Merger Agreement, our Revolving Credit Facility, Term Loan Facility, COFACE Guaranteed Facility and the indentures governing the Senior Notes contain restrictions on our ability and the ability of our subsidiaries to incur additional debt. These restrictions are subject to a number of important qualifications and exceptions and the amount of indebtedness incurred in compliance with these restrictions could be substantial. Any incurrence of additional indebtedness could further exacerbate the risks described above.

Covenants in our debt agreements and the Merger Agreement restrict our business in many ways.

Each of our Revolving Credit Facility, our Term Loan Facility, our COFACE Guaranteed Facility and the indentures governing the Senior Notes contain various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make other restricted payments including, without limitation, paying dividends and making investments;

•	redeem debt that is junior in right of payment to the Senior Notes;

•	create liens without securing the Senior Notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate and sell, or otherwise dispose of substantially all of its assets;

•	enter into transactions with affiliates;

•	guarantee indebtedness; and

•	enter into new lines of business;

In addition, the COFACE Guaranteed Facility also requires that the Company comply with certain maintenance covenants. Under the Merger Agreement, HCI has agreed to various covenants that affect our business, including, among others, covenants (i) to use commercially reasonable efforts to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger and (ii) not to engage in certain kinds of transactions during this interim period, including the incurrence of indebtedness.

A breach of any of the covenants under the Revolving Credit Facility, the Term Loan Facility, the indentures governing the Senior Notes, or the COFACE Guaranteed Facility could result in a default under our Revolving Credit Facility, the Term Loan Facility, the Senior Notes, and the COFACE Guaranteed Facility. Upon the occurrence of an event of default under our Revolving Credit Facility, the lenders could elect to declare all amounts outstanding under our Revolving Credit Facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our Revolving Credit Facility could proceed against the collateral that secures that indebtedness. We have pledged a significant portion of our assets as collateral under our Revolving Credit Facility. If the lenders under our Revolving Credit Facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay our Revolving Credit Facility and our other indebtedness.

Risks Related to the Merger

The Merger is subject to satisfaction or waiver of certain customary conditions.

The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including (i) the receipt of certain government regulatory approvals, including approval by the FCC, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of the consents required under certain export control laws, (ii) the absence of any order or injunction by a court of competent jurisdiction preventing the consummation of the Merger, and the absence of any action taken, or any law enacted, entered, enforced or made applicable to the Merger, by any governmental entity that makes the consummation of the Merger illegal or otherwise restrains, enjoins or prohibits the Merger, (iii) the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the Merger Agreement and (iv) holders of HCI’s common stock representing in excess of 25% of HCI’s the outstanding common stock shall not have exercised (or if exercised, shall not have withdrawn prior to the commencement of the marketing period for the financing of the pending transaction) rights of dissent in connection with the Merger. We cannot assure you that the Merger contemplated by the Merger Agreement will be consummated or that it will close in a timely manner or, if not consummated, that we will enter into a comparable or superior transaction with another party.

The Merger may not be completed if sufficient financing is not funded.

EchoStar and Satellite Services have obtained an aggregate financing commitment of $1.0 billion in senior secured bridge financing and $800 million in senior unsecured bridge financing in connection with financing the transactions contemplated by the Merger Agreement, including the payment of the cash merger consideration and the repayment of our indebtedness under the Revolving Credit Facility, the Term Loan Facility, the Senior Notes and, if lender consents are not obtained, the COFACE Guaranteed Facility. The funding under such commitment is subject to conditions, including conditions that do not relate directly to the Merger Agreement. We cannot assure you that the committed amount will be sufficient to complete the Merger. Those amounts might be insufficient if, among other things, we, EchoStar or Satellite Services have substantially less cash on hand or EchoStar and Satellite Services have substantially less net proceeds from the debt financings than we currently expect. Although obtaining the debt financing is not a condition to the completion of the Merger, the failure of EchoStar and Satellite Services to obtain sufficient financing is likely to result in the failure of the Merger to be completed in a timely manner, if at all.

Our future business and financial position may be adversely affected if the Merger is not completed.

If the Merger Agreement is terminated and the Merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the Merger. In addition, we may also be subject to additional risks including, without limitation:

•	substantial costs related to the Merger, such as legal, accounting and financial advisory fees, that must be paid regardless of whether the Merger is completed;

•	potential disruption to the current business plan and our operating activities and distraction of our workforce and management team; and

•

potential loss of key customers and suppliers as a result of any negative reaction to the Merger, including as result of the uncertainty concerning our operations while the Merger is pending and after the Merger is closed.

The Merger creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed combination, but restricts us, without EchoStar’s consent, from taking certain specified actions until the Merger is complete or the Merger Agreement is terminated. Further, the pending Merger increases our risk of loss of key employees due to, among other things, uncertainty concerning the post-Merger operation of the Company.

Until all conditions to the Merger are satisfied and the related debt financing is ready to be funded, we cannot be certain that the Merger will close. We will incur significant transaction costs relating to the proposed Merger, whether or not the proposed Merger is completed. Additionally, matters relating to the Merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other beneficial opportunities and there may be potential difficulties in employee retention as a result of the Merger.

Any loss of business opportunities or key personnel could have an adverse impact on future business, and, as a result, result in lower future sales and earnings.

Since announcing the proposed Merger, class action lawsuits have been filed against HCI and its directors. The outcome or settlement of these claims may have an adverse effect upon HCI’s results of operation.

Since the announcement of the proposed Merger, putative class action lawsuits seeking to enjoin the Merger, among other things, have been filed on behalf of HCI’s stockholders, two in the Delaware Court of Chancery and two in the Circuit Court for Montgomery County, Maryland. Descriptions of these lawsuits, are set forth in Item 3. Legal Proceedings of this Report and are incorporated herein by reference. The cost of defending such law suits and paying any judgment or settlement in connection therewith could have an adverse impact on HCI financial results.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission.

Item 2.	Properties

Our principal executive offices are located at 11717 Exploration Lane, Germantown, Maryland 20876. Our properties consist of design centers, manufacturing facilities, service facilities and sales and marketing offices and are located in the United States, Latin America, Europe, Asia and Africa. Substantially all of our properties are used to support our North America and International Broadband segments. The following table sets forth our owned and leased properties as of December 31, 2010.

Location	Owned/ Leased	Square Footage	Function
Germantown, Maryland(1)	Owned	311,000	Corporate headquarters—office and engineering lab, network operations, shared hubs
Gaithersburg, Maryland	Leased	107,500	Manufacturing, test
Gaithersburg, Maryland	Leased	80,000	Engineering, office space
Gurgaon, India(1)(2)	Leased	43,600	Corporate headquarters (Hughes Communication India Limited), shared hub, operations, warehouse
Las Vegas, Nevada(1)	Leased	49,300	Shared hub, antennae yards, backup network operation and control center for SPACEWAY, gateways
Griesheim, Germany(1)	Leased	51,200	Office space, shared hub, operations, warehouse
San Diego, California	Leased	20,900	Engineering, sales
Barueri, Brazil(1)	Leased	11,000	Warehouse, shared hub
Southfield, Michigan(1)	Leased	15,000	Shared hub
Milton Keynes, United Kingdom	Leased	14,900	Corporate headquarters (Europe) and operations
Bangalore, India(2)	Leased	15,300	Office, guest house
Kolkata, India(2)	Leased	9,300	Warehouse, office space, studio
Lindon, Utah	Leased	7,900	Office space
Sao Paulo, Brazil	Leased	6,700	Corporate headquarters (Brazil)
New Delhi, India	Leased	6,000	Corporate headquarters (India)
Mumbai, India(2)	Leased	5,600	Warehouse, office space
Alexandria, Virginia	Leased	4,700	Warehouse
Beijing, China(2)	Leased	4,600	Sales, marketing, operations
Gaithersburg, Maryland	Leased	3,500	Warehouse, garage
Rome, Italy	Leased	2,700	Sales, marketing
Chicago, Illinois	Leased	2,500	Sales, marketing
Moscow, Russia	Leased	1,100	Sales, marketing
Dubai, United Arab Emirates	Leased	500	Sales
Lomas de Chaputepec, Mexico	Leased	450	Sales, marketing, operations
Fort Lauderdale, Florida	Leased	160	Sales

(1)	We perform network services and customer support functions 24 hours a day, 7 days a week, 365 days a year at these locations.
(2)	Including properties of subsidiaries that are less than wholly-owned by the Company.

Item 3.	Legal Proceedings

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

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. In January 2011, the Company agreed to settle this consolidated case on a nationwide basis, subject to court approval. As a result, the Company has accrued $1.9 million for estimated settlement costs, plaintiffs’ attorney fees and other related expenses. In the event that the settlement is not effectuated, the Company would revert to its previous position of vigorously defending these matters as it believes that the allegations in these complaints are not meritorious.

On December 18, 2009, the Company and HCI received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. While the Company remains a defendant, HCI was dismissed from this case in September 2010. The Company’s motion to dismiss, filed in September 2010, is pending, and the Company will continue to vigorously defend the case.

Some or all of HCI, its Directors, EchoStar Corporation, EchoStar Satellite Services, L.L.C. (“EchoStar LLC”), Broadband Acquisition Corporation ("Merger Sub"), and Apollo Global Management, LLC (“AGM”) have been named as defendants in four shareholder class action lawsuits in connection with the proposed transaction in which EchoStar will acquire all of the outstanding equity of HCI and its subsidiaries. On February 18, 2011, the Gottlieb Family Foundation filed its class action complaint in the Circuit Court for Montgomery County, Maryland. On February 23, 2011, Plymouth County Retirement System filed its shareholder class action complaint in the Court of Chancery of the State of Delaware. On February 24, 2011, Edward Ostensoe filed a shareholder class action complaint in the Circuit Court for Montgomery County, Maryland. On February 28, 2011, Nina J. Shah Rohrbasser Irr. Trust filed a shareholder class action complaint in the Court of Chancery of the State of Delaware. Each complaint alleges that the directors of HCI breached their fiduciary duties in agreeing to the transaction. The complaints also allege that some or all of HCI, EchoStar, EchoStar LLC, Merger Sub and AGM aided and abetted such breaches by the directors of HCI. In each case, the Plaintiffs seek to enjoin the proposed transaction and/or damages, costs, and attorney fees. HCI believes that the allegations in all of these complaints are not meritorious and it intends to vigorously defend these matters.

No other material legal proceedings have commenced or been terminated during the period covered by this report.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

Set forth below is our selected consolidated financial data. For the years ended or as of December 31, 2010, 2009, 2008, 2007 and 2006, our consolidated balance sheets and statements of operations data are derived from our audited consolidated financial statements. The selected consolidated financial data presented below should be read in conjunction with our consolidated financial statements, the notes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

	As of or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Consolidated statement of operations data:
Revenues	$1,037,743	$1,006,665	$1,059,891	$970,075	$858,225
Income tax expense	$5,691	$2,436	$7,588	$5,316	$3,276
Net income (loss) attributable to HNS	$25,393	$(44,905)	$12,096	$49,801	$19,102
Net income (loss)	$26,043	$(43,557)	$12,375	$49,884	$19,265
Consolidated balance sheet data:
Total assets	$1,255,365	$1,195,298	$1,080,107	$1,112,008	$912,390
Long-term obligations	$767,795	$731,148	$596,303	$584,287	$487,269
Total equity	$230,228	$205,961	$235,470	$252,820	$202,962
Ratio of earnings to fixed charges	1.2x	*	1.3x	1.7x	1.4x
Deficiency of earnings to fixed changes		$(42,837)

*	Ratio not provided due to deficiency in the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read together with our consolidated financial statements and the notes to those consolidated financial statements included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. We urge you to consider statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “may,” “estimate,” “strive,” “intend,” “will,” “should,” and variations of these words or similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, and uncertainties, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” “Special Note Regarding Forward-Looking Statements” and contained elsewhere in this report. All forward-looking statements speak only as of the date of this report. Actual results will most likely differ from those reflected in these forward-looking statements and the differences could be substantial. We disclaim any obligation to update these forward-looking statements or disclose any difference, except as may be required by securities laws, between our actual results and those reflected in these statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved.

Overview

Hughes Network Systems, LLC, a Delaware limited liability company, (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) is a telecommunications company. The Company is a wholly-owned subsidiary of Hughes Communications, Inc. (“HCI” or “Parent”). We provide equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wire line and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite Internet broadband access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems to customers for mobile satellite, wireless backhaul systems and telematics. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

Strategic Initiatives and Their Impact on Our Results of Operations

For the years ended December 31, 2010, 2009 and 2008, our net income (loss) attributable to HNS was $25.4 million, $(44.9) million and $12.1 million, respectively. The changes in our net income (loss) for both 2010 and 2009 were significantly impacted by the $44.4 million impairment loss recognized in 2009 associated with our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). See Item 3—Legal Proceedings of this report for further detail. Our gross margin for 2010 increased by $43.1 million, or 16.1%, compared to 2009, primarily attributable to the growth in our consumer subscriber base. The increase in our 2010 net income was partially offset by additional selling, general and administrative (“SG&A”) expenses incurred in 2010 as part of our effort in expanding our consumer and enterprise businesses in the North America Broadband segment. In addition to the impairment mentioned above, our 2009 net loss also reflected $9.9 million of interest expense associated with the issuance of the $150.0 million of 9.50% senior notes maturing on April 15, 2014 (“2009 Senior Notes”) in 2009.

Technology— We incorporate advances in technology to reduce costs and to increase the functionality and reliability of our products and services. Through the usage of advanced spectrally efficient modulation and coding methodologies, such as DVB-S2, and proprietary software web acceleration and compression techniques, we continue to improve the efficiency of our networks. In addition, we invest in technologies to enhance our system and network management capabilities, specifically our managed services for enterprises. We also continue to invest in next generation technologies that can be applied to our future products and services.

Acquisitions, Strategic Alliances and Divestitures—We continue to focus on expanding the identified markets for our products, services and network solutions in our North America Broadband, International Broadband and Telecom Systems segments. Consistent with our strategy to grow and improve our financial position, we also review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures which we believe would be beneficial to our business. We, from time to time, consider various alternatives related to the development, construction and ownership structure of satellite assets and related ground infrastructure, capacity features and other factors that would promote long-term growth on a global basis, while meeting the needs of our customers.

On February 13, 2011, our Parent, HCI, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), EchoStar Satellite Services L.L.C., a Colorado limited liability company, and Broadband Acquisition Corporation, a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into HCI (the “Merger”), with HCI continuing as the surviving entity and becoming a wholly owned subsidiary of EchoStar. The Merger is expected to close later this year, subject to certain closing conditions, including among others, certain government regulatory approvals, such as approval by the Federal Communications Commission and the Federal Trade Commission.

Sales and Distribution—In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”), under which SS/L will manufacture our next-generation, geostationary high throughput satellite (“HTS”) named Jupiter. Jupiter will employ a multi-spot beam, bent pipe Ka-band architecture and will provide additional capacity for the HughesNet service in North America. The Company anticipates launching Jupiter in the first half of 2012. We entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and Ka-band terminals for the Jupiter satellite that are designed to operate in Canada (the “Barrett Agreement”). As of December 31, 2010, our revenue backlog from Barrett totaled to $254.3 million. Of this, $245 million is associated with Barrett leasing the user beams and expected to be realized ratably over 15 years once Jupiter is launched and placed into service, and $9.3 million is related to the development and delivery of the gateways and terminals, which is expected to be completed in 2011.

In August 2010, we were awarded $58.7 million from the U.S. Government as the only national provider of high-speed satellite broadband service under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009. This award is part of the U.S. Government’s investments in broadband projects to expand access to broadband service and create jobs and economic opportunity in rural, underserved communities nationwide. We began to offer services to customers under this program in October 2010.

Key Business Metrics

Business Segments—We divide our operations into five distinct segments—(i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. Within the North America Broadband segment, sales are attributed to the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication network products and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Terrestrial Microwave group, and the Telematics group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The Telematics group provides development, engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry in 2009, HTI terminated substantially all of the development, engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites and currently represents construction activities of Jupiter and the development of related network equipment. As a result of the newly established HTS Satellite segment in 2010, construction activities of Jupiter in 2009, which was included in the North America Broadband segment, have been reclassified to the HTS Satellite segment to conform to the current period presentation. The Corporate segment includes certain minority interest investments held by us and our corporate offices and assets not specifically related to another business segment. Due to the complementary nature and common architecture of our services and products across our business segments, we are able to leverage our expertise and resources within our various operating units to yield significant cost efficiencies.

Revenues—We generate revenues from the sale of hardware and the provision of services. In our North America and International Broadband segments, we generate revenues from services and hardware. In our Telecom Systems segment, we generate revenues primarily from the development and sale of hardware. Some of our enterprise customers purchase equipment separately and operate their own networks. These customers include large enterprises, incumbent local exchange carriers, governmental agencies and resellers. Contracts for our services vary in length depending on the customers’ requirements.

Average revenue per unit (“ARPU”)—ARPU is calculated by dividing the total service revenues from the Consumer group for the reporting period by the sum of the total number of subscribers in our Consumer group at the end of each month in the reporting period. Our ARPU calculation may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating ARPU.

Churn rate—Churn rate represents the average of the monthly churn rates for the months included in the reporting period. Monthly churn rate is calculated by dividing the number of churns for the month for the subscribers by the number of subscribers at the end of the month in our Consumer group and our small/medium enterprise and wholesale business customers. Our churn rate calculations may not be consistent with other companies’ calculation in the same or similar businesses as we are not aware of any uniform standards for calculating churn rate.

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

Revenue Backlog—We benefit from strong visibility of our future revenues. At December 31, 2010, 2009 and 2008, our total revenue backlog, which we define as our expected future revenue under customer contracts that are non-cancelable and excluding agreements with our consumer customers, was approximately $1,062.2 million, $834.0 million and $840.9 million, respectively. We expect to realize future revenue from our backlog as follows: $317.1 million in 2011, $230.8 million in 2012, $140.1 million in 2013, $95.1 million in 2014 and $279.1 million thereafter. Included in our revenue backlog are future revenues of $254.3 million associated with our Jupiter satellite. Of the $254.3 million, $245.0 million is associated with the Barrett Agreement for satellite capacity, which revenue is expected to be realized ratably over 15 years once the satellite is launched and placed into service and $9.3 million is related to gateway developments for Barrett. Of the $245.0 million in backlog, the Company has collected $5.0 million related to a non-refundable reservation fee.

The amounts included in backlog represent the full contract value for the duration of the contract and does not include termination fees. We do not assume that a contract will be renewed beyond its stated expiration date. In certain cases of breach for non-payment or customer bankruptcy, we may not be able to recover the full value of certain contracts or termination fees.

Generally, following the successful launch of a satellite, if the satellite is operating nominally, our customers may only terminate their service agreements for satellite capacity by paying us all, or substantially all, of the payments that would have otherwise become due over the term of the service agreement. In the case of our satellite under construction, Jupiter, we would not be obligated to return the customer prepayments made under service agreements for the satellite if the launch was to fail. Also, if the launch of Jupiter was significantly delayed, our customers could exercise their right of termination under their service agreement. See Item 1A. Risk Factors and Special Note Regarding Forward-Looking Statements for a discussion of the potential risks to our revenue and backlog. Although we have signed contracts with our consumer customers for 24 months, we do not include these contractual commitments in our backlog.

Cost of Services—Our cost of services primarily consist of transponder capacity leases, hub infrastructure, customer care, wireline and wireless capacity, depreciation expense related to network infrastructure and capitalized hardware and software, and the salaries and related employment costs for those employees who manage our network operations and other project areas. These costs are dependent on the number of customers served and have increased relative to our growth. We continue to execute a number of cost containment and efficiency initiatives that were implemented in previous years. In addition, the migration to a single upgraded platform for ongoing consumer customers from our North America Broadband segment has enabled us to leverage our satellite bandwidth and network operation facilities to achieve further cost efficiencies. The costs associated with transponder capacity leases for the Consumer group are expected to decline as more customers are added to the SPACEWAY network.

Cost of Hardware—We outsource a significant portion of the manufacturing of our hardware for our North America and International Broadband and Telecom Systems segments to third-party contract manufacturers. Our cost of hardware relates primarily to direct materials and subsystems (e.g., antennas), salaries and related employment costs for those employees who are directly associated with the procurement and manufacture of our products and other items of indirect overhead incurred in the procurement and production process. Cost of hardware also includes certain engineering and hardware costs related to the design of a particular product for specific customer programs. As we have developed new product offerings, we have reduced product costs due to higher levels of component integration, design improvements and volume increases.

Subscriber acquisition costs (“SAC”) are associated with our Consumer group and are comprised of three elements: (i) the subsidy for the cost of hardware and related installation; (ii) certain sales and marketing expense; and (iii) dealer and customer service representative commissions on new installations/activations. The subsidy for cost of hardware and related cost of installation is deferred and amortized over the shorter of the initial contract period or the useful life of the hardware as a component of cost of hardware for hardware related sales or cost of services for activities related to the consumer rental program. The portion of SAC related to sales and marketing is expensed as incurred. Dealer and customer service representative commissions are deferred and amortized over the initial contract period as a component of sales and marketing expense.

SG&A—Selling expenses primarily consist of the salaries, commissions, related benefit costs of our direct sales force and marketing staff, advertising, channel compensations on new activations which are deferred and amortized over the initial consumer contract period, travel, allocation of facilities, and other directly related overhead costs for our domestic and international businesses. General and administrative expenses include bad debt expense and salaries and related employee benefits for employees associated with common supporting functions, such as accounting and finance, risk management, legal, information technology, administration, human resources, and senior management. Selling, general, and administrative costs also include facilities costs, third-party service providers’ costs (such as outside tax and legal counsel, and insurance providers), bank fees related to credit card processing charges and depreciation of fixed assets.

Research and Development (“R&D”)—The Company’s R&D programs are important to support future growth by reducing costs and providing new technology and innovations to its customers. R&D expenses primarily consist of the salaries of certain members of our engineering staff plus an applied overhead charge. R&D expenses also include engineering support for existing platforms and development efforts to build new products and software applications, subcontractors, material purchases and other direct costs in support of product development.

Market Trends Impacting Our Revenues

The following table presents our revenues by end market for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

				Variance
	Year Ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	%	Amount	%
Revenues:
Services revenues	$785,740	$709,558	$610,785	$76,182	10.7%	$98,773	16.2%
Hardware revenues	252,003	297,107	449,106	(45,104)	(15.2)%	(151,999)	(33.8)%

Total revenues	$1,037,743	$1,006,665	$1,059,891	$31,078	3.1%	$(53,226)	(5.0)%

Revenues by end market:
North America Broadband segment:
Consumer	$477,056	$419,563	$376,055	$57,493	13.7%	$43,508	11.6%
Enterprise	256,694	270,716	291,610	(14,022)	(5.2)%	(20,894)	(7.2)%

Total North America Broadband segment	733,750	690,279	667,665	43,471	6.3%	22,614	3.4%

International Broadband segment	205,607	203,886	237,188	1,721	0.8%	(33,302)	(14.0)%

Telecom Systems segment:
Mobile Satellite Systems	79,824	76,772	105,725	3,052	4.0%	(28,953)	(27.4)%
Terrestrial Microwave	14,744	12,083	18,248	2,661	22.0%	(6,165)	(33.8)%

Telematics	501	23,645	31,065	(23,144)	(97.9)%	(7,420)	(23.9)%

Total Telecom Systems segment	95,069	112,500	155,038	(17,431)	(15.5)%	(42,538)	(27.4)%

HTS Satellite segment	3,317	-	-	3,317	*	-	*

Total revenues	$1,037,743	$1,006,665	$1,059,891	$31,078	3.1%	$(53,226)	(5.0)%

*	Percentage not meaningful.

The following table presents our churn rate, ARPU, average monthly gross subscriber additions, and subscribers as of or for the years ended December 31, 2010, 2009 and 2008:

	As of or For the Year Ended December 31,			Variance
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	%	Amount	%
Churn rate(1)	2.12%	2.23%	2.36%	0.11%	4.9%	0.13%	5.5%
ARPU(2)	$74	$70	$68	$4	5.7%	$2	2.9%
Average monthly gross subscriber additions(1)	17,700	16,500	14,000	1,200	7.3%	2,500	17.9%
Subscribers(1)	578,200	504,300	432,800	73,900	14.7%	71,500	16.5%

(1)	Relates to our Consumer group and our small/medium enterprise and wholesale business customers who receive subscription services. The small/medium enterprise and wholesale business customers are part of our Enterprise group. The Consumer and Enterprise groups are part of our North America Broadband segment. The trend of this metric has been substantially similar for the Consumer group and the small/medium enterprise and wholesale business customers.
(2)	Relates only to our Consumer group, which is part of our North America Broadband segment.

North America Broadband Segment

Revenue from our Consumer group for the year ended December 31, 2010 increased by 13.7% to $477.1 million compared to the same period in 2009. The growth in our Consumer group has been driven primarily by three factors: (i) the substantial growth in the number of subscribers arising from increased consumer awareness of our products and services as a result of the expansion of our use of direct mail campaigns and television commercials targeting geographic areas that have historically been underserved by DSL and cable services; (ii) value-added services, such as express repair and web premium content services, and the election by our customers to utilize the consumer rental program and to subscribe to higher level service plans resulting in an increase in ARPU; and (iii) improvements in customer retention as shown by the reduction in the churn rate.

As of December 31, 2010 and 2009, we achieved a total subscription base of 578,200 and 504,300, respectively, which included 36,100 and 28,000, respectively, subscribers in our small/medium enterprise and wholesale businesses. Our ARPU, which is used to measure average monthly consumer subscription service revenues on a per subscriber basis, was $74 and $70 for the years ended December 31, 2010 and 2009, respectively.

Revenue from our North American Enterprise group for the year ended December 31, 2010 decreased by 5.2% to $256.7 million compared to the same period in 2009. The decrease was related to the reduction in hardware revenues due to delays in customer buying decisions, which impacted new hardware orders. Partially offsetting the reduction in hardware revenues was the increase in service revenues as a result of growth in the managed service business. Enterprise service revenue is generally characterized by long-term service contracts.

International Broadband Segment

Revenue from our International Enterprise group for the year ended December 31, 2010 increased by 0.8% to $205.6 million compared to the same period in 2009, primarily due to the favorable impact of currency exchange of $7.1 million as a result of the depreciation of the U.S. dollar and the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. The increase was partially offset by delays in customer buying decisions which impacted new hardware orders.

Telecom Systems Segment

Revenue from our Telecom Systems segment for the year ended December 31, 2010 decreased by 15.5% to $95.1 million compared to the same period in 2009. The decrease was due to a reduction in revenue from our Telematics group of $23.1 million to $0.5 million compared to the same period in 2009. The decrease in revenue was partially offset by the increase in revenue from our Mobile Satellite Systems and Terrestrial Microwave groups.

HTS Satellite Segment

Pursuant to the Barrett Agreement, we develop and deliver gateways for Barrett’s service business in Canada which will utilize Jupiter capacity. In 2010, we have recognized $3.3 million of hardware revenues for the HTS Satellite segment.

Selected Segment Data

Our operations are comprised of five segments: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. The following tables set forth our revenues and operating income for our reportable segments (dollars in thousands):

	Year Ended December 31,			Variance
				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	%	Amount	%
Revenues by end market:
North America Broadband segment	$733,750	$690,279	$667,665	$43,471	6.3%	$22,614	3.4%
International Broadband segment	205,607	203,886	237,188	1,721	0.8%	(33,302)	(14.0)%
Telecom Systems segment	95,069	112,500	155,038	(17,431)	(15.5)%	(42,538)	(27.4)%
HTS Satellite segment	3,317	-	-	3,317	*	-	*

Total revenues	$1,037,743	$1,006,665	$1,059,891	$31,078	3.1%	$(53,226)	(5.0)%

Operating income (loss) by end market:
North America Broadband segment(1)	$67,884	$(7,991)	$21,339	$75,875	*	$(29,330)	*
International Broadband segment	10,571	15,120	21,679	(4,549)	(30.1)%	(6,559)	(30.3)%
Telecom Systems segment	14,183	14,227	25,116	(44)	(0.3)%	(10,889)	(43.4)%
HTS Satellite segment	(3,350)	(37)	-	(3,313)	*	(37)	*

Total operating income	$89,288	$21,319	$68,134	$67,969	318.8%	$(46,815)	(68.7)%

*	Percentage not meaningful.
(1)	For the year ended December 31, 2009, operating loss for North America Broadband segment includes $44.4 million of impairment loss related to our prepaid deposit (see Item 3—Legal Proceedings for further discussion).

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Services revenues	$785,740	$709,558	$76,182	10.7%
Hardware revenues	252,003	297,107	(45,104)	(15.2)%

Total revenues	$1,037,743	$1,006,665	$31,078	3.1%

% of revenue to total revenues:
Services revenues	75.7%	70.5%
Hardware revenues	24.3%	29.5%

Services Revenues

The increase in services revenues was attributable to our North America Broadband segment. Revenues from our Consumer group increased by $72.4 million to $454.4 million in 2010 compared to $382.0 million in 2009. The increase was primarily due to the growth in our subscriber base and ARPU as a result of increased marketing and sales efforts, as well as a larger percentage of our customers utilizing the consumer rental program throughout 2010 compared to 2009 and the increased adoption of premium service offerings among our consumer subscriber base.

In addition, revenue from our North America Enterprise group increased by $7.8 million to $191.5 million in 2010 compared to $183.7 million in 2009. The increase reflected the growth in our managed services business, new contracts awarded in prior periods that provided incremental service revenue in 2010 and the growth in our small/medium and wholesale subscriber base.

Furthermore, services revenue from our International Broadband segment increased by $12.3 million to $134.4 million in 2010 from $122.1 million in 2009, primarily due to the continued growth of our expanding array of solutions and global services to enterprises and government organizations in Brazil and the Africa/Middle East region. Also, contributing to the increase in international service revenue was $6.3 million as a result of the favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Partially offsetting the increase in services revenue was a decrease in revenue from our Telecom Systems segment of $16.4 million to $5.4 million in 2010 compared to $21.8 million in 2009, mainly as a result of a significant reduction in revenues from the Telematics group.

Hardware Revenues

Hardware revenues from our North America Broadband segment decreased by $36.8 million to $87.8 million in 2010 compared to $124.6 million in 2009.

Despite the growth in the subscriber base, hardware revenues in the Consumer group decreased by $15.0 million to $22.6 million in 2010 compared to $37.6 million in 2009. The decrease was due to an increase in customers utilizing (i) the consumer rental program, which accounts for rental revenues as services revenues, instead of the previously offered financed purchase plan, which revenues were accounted for as hardware revenues and (ii) the consumer rebate programs which reduced hardware revenues.

Hardware revenue from our North America Enterprise group also decreased by $21.8 million to $65.2 million in 2010 compared to $87.0 million in 2009. The decrease was due to a lower volume of shipments as enterprise customers delayed their buying decisions as well as the changes in the product mix where the emphasis on managed services, which typically includes a combination of satellite and terrestrial hardware, has led to lower upfront hardware revenue.

In addition, hardware revenues from our International Broadband segment decreased by $10.6 million to $71.2 million in 2010 compared to $81.8 million in 2009. The decrease was primarily due to the completion of the rollout of terminal shipments in 2009 on a multi-year contract for a large lottery operator in the United Kingdom and a decrease in shipment volume to our international enterprise customers as delays in customer buying decisions impacted new hardware orders. These decreases were slightly offset by a $0.8 million favorable impact of currency exchange due to the depreciation of the U.S. dollar.

Hardware revenues from our Telecom Systems segment decreased by $1.0 million to $89.7 million in 2010 compared to $90.7 million in 2009, mainly due to the decrease in hardware revenue from the Telematics group.

The decrease in hardware revenues in 2010 was partially offset by revenues of $3.3 million from the HTS segment associated with the construction of gateway equipment for Barrett pursuant to the Barrett Agreement.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Cost of services	$491,465	$448,767	$42,698	9.5%
Cost of hardware	234,805	289,516	(54,711)	(18.9)%

Total cost of revenues	$726,270	$738,283	$(12,013)	(1.6)%

Gross margin:
Services revenues	37.5%	36.8%
Hardware revenues	6.8%	2.6%

Cost of Services

Cost of services increased in conjunction with the increase in services revenues, mainly due to the growth in our consumer subscriber base and our managed services businesses in the North America Broadband segment. The primary drivers for the increased costs associated with this growth in services included customer service and support, wireline and wireless costs, field services, network operations and depreciation expense, which increased by $41.9 million for the year ended December 31, 2010 compared to the same period in 2009. The increases were partially offset by lower transponder capacity lease expense. We expect transponder capacity lease expense for the Consumer group to continue to decrease as more customers are placed on the SPACEWAY network.

In addition, cost of services from our International Broadband segment increased by $12.7 million, primarily due to an increase in the number of enterprise and global service sites in service across Brazil and the Africa/Middle East region. The increase was partially offset by a decrease of $12.6 million in cost of services from the Telecom Systems segment to $4.1 million in 2010 compared to $16.7 million in 2009, mainly related to the decline in Telematics group revenue.

Cost of Hardware

Cost of hardware decreased in conjunction with the reduction in hardware revenues. Cost of hardware from our North America Broadband segment decreased by $40.6 million to $121.6 million in 2010 compared to $162.2 million in 2009. Of the $40.6 million reduction, $26.9 million was attributable to the Consumer group despite the growth in the consumer subscriber base. Cost of hardware from the Consumer group decreased because of: (i) more customers utilizing the consumer rental program, for which hardware cost is accounted for as a component of services cost, instead of the previously offered deferred purchase plan, which cost was accounted for as hardware cost and (ii) lower hardware unit cost as a result of improved manufacturing efficiency.

Cost of hardware from our International Broadband segment decreased by $11.9 million to $44.9 million in 2010 compared to $56.8 million in 2009, primarily due to the reduction in hardware revenues. Cost of hardware from our Telecom Systems segment decreased by $4.9 million, primarily related to the reduction in hardware cost from the Telematics group.

Cost of hardware in 2010 also included the costs associated with the construction of gateway equipment for Barrett pursuant to the Barrett Agreement, which did not exist in 2009.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Selling, general and administrative expense	$199,156	$175,203	$23,953	13.7%
% of revenue	19.2%	17.4%

The increase in SG&A expense was mainly driven by our expanded efforts in promoting our consumer and enterprise business in our North America Broadband segment, which caused an increase of $15.0 million in expenses. In addition, SG&A expense from our international subsidiaries increased by $4.9 million, primarily due to increased bad debt expenses in India and increased costs in Brazil, as a result of favorable foreign currency impacts in 2009. In December 2010, we also recorded an estimated reserve of $1.9 million for settlement costs associated with a consumer class-action lawsuit filed against us in 2009. See Item 3—Legal Proceedings of this report for further detail.

Loss on Impairment

There was no impairment loss recognized in 2010. In 2009, we recognized $44.4 million of impairment loss, related to the Deposit paid to Sea Launch. See Item 3—Legal Proceedings of this report for further detail.

Research and Development

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Research and development	$20,279	$22,296	$(2,017)	(9.0)%
% of revenue	2.0%	2.2%

R&D expense decreased due to a reduction in development activities of $7.4 million from our North America Broadband segment. This decrease was partially offset by the increase in R&D activities of $3.9 million and $1.2 million related to the construction of Jupiter and our Mobile Satellite Systems group, respectively.

Amortization of Intangible Assets

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Amortization of intangible assets	$2,750	$5,164	$(2,414)	(46.7)%
% of revenue	0.3%	0.5%

Amortization of intangible assets decreased primarily due to the impact of intangible assets reaching the end of their estimated life.

Operating Income

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Operating income	$89,288	$21,319	$67,969	318.8%
% of revenue	8.6%	2.1%

Our operating income increased significantly due to the improvement in gross margin of $43.1 million in 2010 compared to 2009, as a result of growth in our services businesses, primarily in our North American businesses, and the reduction of costs associated with leased satellite capacity. In addition, in 2009, we recognized impairment cost of $44.4 million associated with our Deposit paid to Sea Launch. There was no impairment cost in 2010. The increase in our operating income was partially offset by higher SG&A expenses of $24.0 million.

Interest Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest expense	$59,324	$64,094	$(4,770)	(7.4)%

Interest expense primarily relates to interest on the $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), $150 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”) and the $115 million term loan maturing on April 15, 2014 (the “Term Loan Facility”) less capitalized interest associated with the construction of our Jupiter satellite. The decrease in interest expense was primarily due to $12.2 million of increased capitalized interest associated with the construction of Jupiter in 2010. The decrease was partially offset by higher interest expense of $6.6 million recognized on the 2009 Senior Notes for the twelve months in 2010 compared to eight months in 2009 as the 2009 Senior Notes were issued in May 2009.

Interest and Other Loss, Net

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Interest income	$1,770	$1,988	$(218)	(11.0)%
Other loss, net	-	(334)	334	100.0%

Total interest and other loss, net	$1,770	$1,654	$116	7.0%

Other loss, net in 2009 mainly represented the extinguishment of certain lease financing arrangements. There was no activity recorded in Other loss, net in 2010. The decrease in interest income in 2010 was primarily due to a reduction of interest income earned on third party receivables compared to 2009.

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Income tax expense	$5,691	$2,436	$3,255	133.6%

Changes in income tax expense are generally attributable to state income taxes and income earned from certain of our foreign subsidiaries. For the years ended December 31, 2010 and 2009, our income tax expense was partially offset by $0.4 million and $2.8 million, respectively, of income tax benefit generated by our Indian subsidiary as a result of its engagement in telecommunications infrastructure development. Indian tax law provides for a deduction of 100% of profits and gains derived from qualifying infrastructure businesses for ten consecutive assessment years. This benefit is available to us through the tax assessment year of 2015/2016.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Services revenues	$709,558	$610,785	$98,773	16.2%
Hardware revenues	297,107	449,106	(151,999)	(33.8)%

Total revenues	$1,006,665	$1,059,891	$(53,226)	(5.0)%

% of revenue to total revenues:
Services revenues	70.5%	57.6%
Hardware revenues	29.5%	42.4%

Services Revenues

Services revenue for the year ended December 31, 2009 increased primarily due to higher revenue of $59.1 million from our Consumer group to $382.0 million in 2009 compared to $322.9 million in 2008.

The increase was primarily due to the growth of our consumer subscriber base and, in part, to the election by customers to utilize the consumer rental program introduced in September 2008, for which we recognized services revenue of $16.0 million and $0.7 million in 2009 and 2008, respectively. Also contributing to the increase in services revenues was revenue growth of $30.3 million from our North American Enterprise group to $183.7 million in 2009 compared to $153.4 million in 2008, mainly as a result of growth and a shift toward our managed services business, new contracts awarded in 2008 that provided incremental service revenue in 2009 and the growth in our small/medium and wholesale subscriber base.

Also contributing to higher services revenue was an increase of $19.6 million from our International Broadband segment to $122.1 million in 2009 from $102.5 million in 2008, primarily due to the continued growth in the number of enterprise sites in service internationally, mainly in India and Brazil.

Partially offsetting the increase was a decrease in revenue from our Telecom Systems segment of $10.2 million to $21.8 million in 2009 compared to $32.0 million in 2008, mainly impacted by significant reduction in revenues from the Telematics group.

Hardware Revenues

The decrease in hardware revenues in 2009 was mainly due to the decline in revenues from our North America Broadband segment, which decreased by $66.8 million to $124.6 million in 2009 compared to $191.4 million in 2008. Hardware revenues from our North American Enterprise group decreased by $51.2 million to $87.0 million in 2009 compared to $138.2 million in 2008 as a result of the emphasis on managed services which has led to a change in product mix and a shift towards lower upfront hardware revenue and an increase in recurring service revenues. Despite the growth in our consumer subscriber base, hardware revenues in the Consumer group decreased by $15.6 million to $37.6 million in 2009 compared to $53.2 million in 2008 as a result of changes in consumer plans in response to competitive pressures and the election by customers to utilize the consumer rental program. Additionally, hardware revenues from our International Broadband segment decreased by $52.9 million to $81.8 million in 2009 compared to $134.7 million in 2008. The decrease resulted from the completion of the rollout of terminal shipments on a multi-year contract for a large lottery operator in the United Kingdom.

Further contributing to the decrease in hardware revenues was a decrease in revenues of $32.3 million from our Telecom Systems segment to $90.7 million in 2009 compared to $123.0 million in 2008. The decrease was mainly due to several development contracts in the Mobile Satellite group reaching their completion stage.

Cost of Revenues

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Cost of services	$448,767	$406,673	$42,094	10.4%
Cost of hardware	289,516	378,264	(88,748)	(23.5)%

Total cost of revenues	$738,283	$784,937	$(46,654)	(5.9)%

Gross margin:
Services revenues	36.8%	33.4%
Hardware revenues	2.6%	15.8%

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

Cost of services in our International Broadband segment increased by $12.0 million, primarily due to an increase in the number of enterprise sites in service across Europe and Brazil. The increase in cost of services was partially offset by a decrease of $6.3 million in cost of services from the Telematics group from lower revenues.

Cost of Hardware

Corresponding with the decrease in hardware revenues, cost of hardware within the respective groups decreased for the year ended December 31, 2009 compared to the same period in 2008. Cost of hardware from our North America Broadband segment, International Broadband segment, and Telecom Systems segment decreased by $35.8 million, $29.5 million, and $23.4 million, respectively, for the year ended December 31, 2009 compared to $198.0 million, $86.3 million, and $94.0 million, respectively, for the same period in 2008.

Selling, General and Administrative Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Selling, general and administrative expense	$175,203	$173,568	$1,635	0.9%
% of revenue	17.4%	16.4%

The increase in SG&A expense was mainly a result of our expanded efforts in promoting our consumer business which caused marketing costs to increase by $14.3 million. The increase was partially offset by lower compensation expense of $12.1 million related to the one time retention program established in April 2005 (the “Retention Program”) and other incentive plans. For further discussion of the Retention Program, see Note 15—Other Benefits to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

Loss on Impairment

In June 2009, we recognized $44.4 million of impairment loss related the impairment of the Deposit. There was no impairment loss recognized in 2008.

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

Income Tax Expense

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Income tax expense	$2,436	$7,588	$(5,152)	(67.9)%

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

Liquidity and Capital Resources

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended December 31,		Variance
(Dollars in thousands)	2010	2009	Amount	%
Net cash provided by (used in):
Operating activities	$147,157	$162,871	$(15,714)	(9.6)%
Investing activities	$(268,416)	$(205,020)	$(63,396)	(30.9)%
Financing activities	$17,578	$129,792	$(112,214)	(86.5)%

Net Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $147.2 million in 2010. This was due to approximately $160.6 million of cash generated by earnings after adjustments of non-cash expenses offset by a net increase in working capital of approximately $13.4 million. Net cash provided by operations was approximately $162.9 million in 2009. This was due to approximately $106.5 million of cash generated by earnings after adjustment for non-cash expenses plus a net decrease in working capital of $56.4 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to an increase in capital expenditures on a cash basis of $132.2 million, primarily related to the construction of our Jupiter satellite. The increase was partially offset by a net decrease in marketable securities of $55.5 million.

Capital expenditures on a cash basis for the years ended December 31, 2010 and 2009 are shown as follows (in thousands):

	Year Ended December 31,
	2010	2009	Variance
Capital expenditures:
Jupiter program	$172,975	$44,024	$128,951
Capital expenditures—VSAT	98,261	96,138	2,123
Capitalized software	13,073	12,772	301
Capital expenditures—other	8,884	7,759	1,125
SPACEWAY program	2,469	2,781	(312)

Total capital expenditures(1)	$295,662	$163,474	$132,188

(1)	Capital expenditures on an accrual basis were $295.7 million and $190.4 million for the years ended December 31, 2010 and 2009, respectively.

Net Cash Flows from Financing Activities

For the year ended December 31, 2010, the net cash provided by our financing activities of $17.6 million was mainly driven by the financing activity in connection with the launch related costs of our Jupiter satellite. The increase in cash provided by our financing activities was partially offset by the repayment of our long-term debt and debt issuance costs associated with our financing facility. For the year ended December 31, 2009, our net cash provided by financing activities was mainly related to the issuance of the 2009 Senior Notes.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Year Ended December 31,		Variance
(Dollars in thousands)	2009	2008	Amount	%
Net cash provided by (used in):
Operating activities	$162,871	$70,165	$92,706	132.1%
Investing activities	$(205,020)	$(92,582)	$(112,438)	(121.4)%
Financing activities	$129,792	$(9,920)	$139,712	1408.4%

Net Cash Flows from Operating Activities

Net cash provided by operating activities was approximately $162.9 million in 2009. This was due to approximately $106.5 million of cash generated by earnings after adjustments of non-cash expenses plus a net decrease in working capital of approximately $56.4 million. Net cash provided by operations was approximately $70.2 million in 2008. This was due to approximately $83.1 million of cash generated by earnings after adjustment for non-cash expenses offset by a net increase in working capital of $12.9 million.

Net Cash Flows from Investing Activities

The increase in net cash used in investing activities was mainly due to: (i) an increase in capital expenditures on a cash basis of $67.2 million, as set forth in the table below; (ii) a net increase in marketable securities of $42.2 million; and (iii) a long-term loan receivable of $10.0 million advanced to a customer. Partially offsetting the increase was the cash used in the Helius acquisition of $10.5 million that occurred in February 2008.

Capital expenditures on a cash basis for the years ended December 31, 2009 and 2008 are shown as follows (in thousands):

	Year Ended December 31,
	2009	2008	Variance
Capital expenditures:
Capital expenditures—VSAT	$96,138	$41,314	$54,824
Jupiter program	44,024	-	44,024
Capitalized software	12,772	14,564	(1,792)
Capital expenditures—other	7,759	13,144	(5,385)
SPACEWAY program	2,781	27,211	(24,430)

Total capital expenditures(1)	$163,474	$96,233	$67,241

(1)	Capital expenditures on an accrual basis were $190.4 million and $96.2 million for the years ended December 31, 2009 and 2008, respectively.

Net Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to the net proceeds of $133.6 million received from the Company’s offering of the 2009 Senior Notes completed on May 27, 2009.

Future Liquidity Requirements

As of December 31, 2010, our Cash and cash equivalents and Marketable securities were $87.5 million and our total debt was $746.7 million. We are significantly leveraged as a result of our indebtedness. The Merger Agreement contemplates the repayment of all of the Company’s outstanding debt (including the 9 1/2% Senior Notes due 2014), except that the $115 million loan facility guaranteed by COFACE, the French Export Credit Agency, will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained.

Revolving Credit Facility and Term Loan

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. As of December 31, 2010, the total outstanding letters of credit and the available borrowing capacity under the Revolving Credit Facility was $4.4 million and $45.6 million, respectively. As of December 31, 2010, the Revolving Credit Facility was rated Baa3 and BB- by Moody’s and Standard & Poor’s (“S&P”), respectively.

In February 2007, we borrowed $115 million from a syndicate of banks pursuant to a senior unsecured credit agreement (the “Term Loan Facility”), which matures on April 15, 2014. The Term Loan Facility is guaranteed, on a senior unsecured basis, by all of our existing and future subsidiaries that guarantee our existing 2006 Senior Notes and the Revolving Credit Facility. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50%. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into an agreement to swap the Adjusted LIBOR for a fixed rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum and is subject to certain mandatory and optional prepayment provisions and contains negative covenants and events of default, in each case, substantially similar to those provisions contained in the indentures governing the Senior Notes. The remaining net interest payments on the Term Loan Facility are estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. As of December 31, 2010, the Term Loan was rated B1 and B by Moody’s and S&P, respectively.

Our subsidiaries primarily meet their working capital requirements through their respective operations or the utilization of local credit facilities. Occasionally, the subsidiaries utilize temporary advances to/from us to meet temporary cash requirements. Certain of our foreign subsidiaries maintain various revolving lines of credit and term loans funded by their respective local banks in local currency. As of December 31, 2010, the aggregate balance outstanding under these loans was $2.8 million. Our subsidiaries may be restricted from paying dividends to us under the terms of these loans.

The Company and its subsidiaries are separate and distinct legal entities and, except for its existing and future subsidiaries that are or will be guarantors of the Senior Notes, the Term Loan Facility, COFACE Guaranteed Facility and the Revolving Credit Facility, they will have no obligation, contingent or otherwise, to pay amounts due under the Senior Notes, Term Loan Facility, COFACE Guaranteed Facility and the Revolving Credit Facility, or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment.

Senior Notes

In May 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The 2009 Senior Notes are guaranteed on a senior unsecured basis by each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. We received net proceeds of approximately $133.6 million from the offering. We have used and intend to continue to use these net proceeds for general corporate purposes, which could include working capital needs, corporate development opportunities (which may include acquisitions), capital expenditures and opportunistic satellite fleet expansion. As of December 31, 2010, the 2009 Senior Notes were rated B1 and B by Moody’s and S&P, respectively. As of December 31, 2010, we had recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”), which are guaranteed on a senior unsecured basis by us and each of our current and future domestic subsidiaries that guarantee any of our indebtedness or indebtedness of our other subsidiary guarantors. Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of December 31, 2010, we had recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes. As of December 31, 2010, the 2006 Senior Notes were rated B1 and B by Moody’s and S&P, respectively.

COFACE Guaranteed Facility

On October 29, 2010, we entered into a $115 million loan agreement with BNP Paribas and Societe Generale (“COFACE Guaranteed Facility”), which is guaranteed by COFACE, the French Export Credit Agency, to finance the launch related costs for Jupiter. Pursuant to the COFACE Guaranteed Facility agreement, loan draw-downs, which began in the fourth quarter of 2010, will occur over the construction period for the launch vehicle up to the time of the launch, which is estimated to be in the first half of 2012. The COFACE Guaranteed Facility has a fixed interest rate of 5.13%, payable semi-annually in arrears starting six months after each borrowing, and requires that principal repayments are to be paid in 17 consecutive equal semi-annual installments starting the earlier of (i) six months after the in-orbit delivery, or (ii) December 1, 2012. The agreement also contains covenants and conditions which are customary for financings of this type. As of December 31, 2010, we had $27.4 million of borrowings under the loan and an available borrowing capacity of $87.6 million.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility, the agreement governing the COFACE Guaranteed Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, for so long as the amended Revolving Credit Facility is in effect; (iii) in the case of the COFACE Guaranteed Facility, for so long as the COFACE Guaranteed Facility remains outstanding; and (iv) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes, the COFACE Guaranteed Facility and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported, litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that the Company was in compliance with all of its debt covenants as of December 31, 2010.

Other

In June 2009, we entered into an agreement with Space Systems/Loral, Inc. (“SS/L”) for the construction of Jupiter and agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. In connection with the construction of Jupiter, we entered into a contract with Barrett, whereby Barrett agreed to lease user beams and purchase gateways and Ka-band terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of December 31, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $210.8 million.

Based on our current and anticipated levels of operations and conditions in our markets and industry, we expect to meet our short-term cash requirements through the use of cash on hand and cash from operations that we expect to generate. We expect to meet our long-term cash requirements through a combination of (i) cash on hand and cash from operations that we expect to generate and (ii) a possible refinancing of our senior notes and/or term loan that mature in 2014. If the Merger is not consummated, we believe that our current resources are sufficient to meet our short-term cash requirements. However, our ability to fund these needs and to comply with the financial covenants under our debt agreements depends on our future operating performance and cash flow, which is subject to prevailing economic conditions, the level of spending by our customers and other factors, many of which are beyond our control. We do not currently anticipate making borrowings under the $50 million Revolving Credit Facility for the next twelve months. Any future acquisitions, joint ventures, acquisition of a satellite, or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Due in
	2011	2012	2013	2014	2015	Thereafter	Total
Senior Notes(1)	$-	$-	$-	$600,000	$-	$-	$600,000
Term loans	1,399	131	131	115,131	89	-	116,881
VSAT hardware financing obligations(2)	3,109	2,266	631	260	57	-	6,323
COFACE Guaranteed Facility	-	1,612	3,224	3,224	3,224	16,119	27,403
Orbital slot commitment(3)	705	747	792	840	890	943	4,917
Revolving loans	967	-	-	-	-	-	967
Estimated interest payments(4)	68,158	67,670	67,369	33,173	1,074	2,337	239,781
Jupiter commitments	165,632	15,280	4,249	2,864	3,880	18,851	210,756
Transponder lease obligations	119,466	67,483	49,846	35,685	28,337	11,947	312,764
Leases and other commitments	12,900	10,907	7,824	6,371	3,181	4,752	45,935
Due to affiliates	6,146	-	-	-	-	-	6,146

Total	$378,482	$166,096	$134,066	$797,548	$40,732	$54,949	$1,571,873

(1)	Represents the face value of 2006 Senior Notes and 2009 Senior Notes.
(2)	Represents our VSAT hardware financing obligations that were funded by third-party financial institutions.
(3)	Represents a commitment to a related party for certain rights in connection with a satellite orbital slot for SPACEWAY 3.
(4)	Includes interests calculated on the Senior Notes, Term loans, VSAT hardware financing obligations, COFACE Guaranteed Facility, and Orbital slot commitment.

Commitments and Contingencies

For a discussion of commitments and contingencies, see Note 19—Commitments and Contingencies to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

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

As of December 31, 2010, we had $16.1 million of contractual obligations to customers and other statutory/governmental agencies, which were secured by letters of credit issued through us and our subsidiaries’ credit facilities. Of this amount, $4.4 million was issued under the Revolving Credit Facility; $0.6 million was secured by restricted cash; $1.1 million related to insurance bonds; and $10.0 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets.

Seasonality

Like many communications infrastructure equipment vendors, a higher amount of our hardware revenues occur in the second half of the year due to our customers’ annual procurement and budget cycles. Large enterprises and operators often allocate their capital expenditure budgets at the beginning of their fiscal year (which often coincides with the calendar year). The typical sales cycle for large complex system procurements is 6 to 12 months, which often results in the customer expenditure occurring towards the end of the year. Customers often seek to expend the budgeted funds prior to the end of the year and the next budget cycle. As a result, interim results are not indicative of the results to be expected for the full year.

Inflation

Historically, inflation has not had a material effect on our results of operations.

Certain Relationships and Related Transactions

For a discussion of related-party transactions, see Item 13. Certain Relationships and Related Transactions and Director Independence and Note 17—Transactions with Related Parties to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Service revenues and hardware revenues are generally recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. Billings for revenues that have not been earned are deferred and recognized in the period when earned. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Our consumer rental program allows consumer customers to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis as service revenue until the customer terminates the contract with us.

In August 2010, we were awarded $58.7 million from the U.S. Government as the only national provider of high-speed satellite broadband service under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009. Under the consumer broadband stimulus program, eligible consumer customers have month-to-month service contracts and do not have to pay for the rental of the equipment.

All upfront fees collected in connection with the service arrangements are deferred and recognized as service revenue over the term of the customer arrangement.

In addition to providing standard product and service offerings, we also enter into contracts to design, develop and deliver telecommunication networks to customers. These contracts for telecommunication networks require significant effort to develop and construct the network over an extended time period. Revenues are also earned from long-term contracts for the sale of mobile satellite communications systems. Sales under these long-term contracts are recognized using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

Business Combinations and Intangible Assets

We have participated in several significant transactions that have impacted our financial statements. We account for business combinations in accordance with ASC 805, “Business Combinations.” The acquisition of businesses is an element of our business strategy. Under the purchase method, we are required to record the net assets acquired at the estimated fair value at the date of acquisition. The determination of the fair value of the assets acquired and liabilities assumed requires the Company to make estimates and assumptions that affect the Company’s financial statements. Intangible assets acquired in connection with business combinations which have finite lives are amortized over their estimated useful lives. The estimated useful lives are based on estimates of the period during which the assets are expected to generate revenue. Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may no longer be recoverable.

Income Taxes

We are a limited liability company and are treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of our members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the tax benefits from our net operating losses occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks, our predessor. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and states that impose income tax on limited liability companies.

Subscriber Acquisition Costs (“SAC”)

Our Consumer group, included in the North America Broadband segment, offers Internet and data networking services to consumers and small-medium businesses in North America. The products and services are sold to customers using a variety of competitive service packages, through an extensive independent nationwide network of distributors, dealers, sales agents and retail companies. SAC is an important component of our cost to acquire new consumer subscribers. SAC consists of dealer and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, we began to offer only 24-month service agreements. Our consumer rental program allows consumer customers to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis as service revenue until the customer terminates the contracts with us. We monitor the recoverability of subscriber acquisition costs and are entitled to an early termination fee if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the monthly rental fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this report.

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

Foreign Currency Risk

We generally conduct our business in United States dollars. Our international business is conducted in a variety of currencies, including U.S. dollars, and it is therefore exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. As of December 31, 2010, we had an estimated $10.7 million of foreign currency denominated receivables and payables outstanding, and $0.7 million of hedge contracts in place to partially mitigate foreign currency risk. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material as of December 31, 2010.

The impact of a hypothetical 10% adverse change in exchange rates on the fair value of foreign currency denominated net assets and liabilities of our foreign subsidiaries would be an estimated loss of $5.7 million as of December 31, 2010.

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

Interest Rate Risk

Our Senior Notes, the COFACE Guaranteed Facility and outstanding borrowings related to VSAT hardware financing arrangements are not subject to interest rate fluctuations because the interest rate is fixed for the term of the instrument. We are subject to variable interest rates on certain other debt including the Revolving Credit Facility and the Term Loan Facility. To the extent we draw against the Revolving Credit Facility, increases in interest rates would have an adverse impact on our results of operations.

To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR based interest on the Term Loan Facility for a fixed interest rate of 5.12% per annum. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. The security for our interest obligation under the Swap Agreement is the same as the security for the Revolving Credit Facility described in Note 10—Debt to our audited consolidated financial statements included in Item 8 in this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

Hughes Network Systems, LLC

Germantown, Maryland

We have audited the accompanying consolidated balance sheets of Hughes Network Systems, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included Schedule II listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hughes Network Systems, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Baltimore, Maryland
March 7, 2011

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$80,800	$183,733
Marketable securities	6,675	31,126
Receivables, net	184,869	162,806
Inventories	57,819	60,244
Prepaid expenses and other	24,600	20,976

Total current assets	354,763	458,885
Property, net	773,652	601,964
Capitalized software costs, net	46,092	49,776
Intangible assets, net	10,738	13,488
Goodwill	2,661	2,661
Other assets	67,459	68,524

Total assets	$1,255,365	$1,195,298

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117,763	$117,513
Short-term debt	6,196	6,750
Accrued liabilities and other	133,383	133,926

Total current liabilities	257,342	258,189
Long-term debt	740,487	714,957
Other long-term liabilities	27,308	16,191

Total liabilities	1,025,137	989,337

Commitments and contingencies

Equity:
Hughes Network Systems, LLC (“HNS”) equity:
Class A membership interests	176,099	177,933
Class B membership interests	-	-
Retained earnings	61,487	36,094
Accumulated other comprehensive loss	(15,682)	(13,987)

Total HNS’ equity	221,904	200,040

Noncontrolling interest	8,324	5,921

Total equity	230,228	205,961

Total liabilities and equity	$1,255,365	$1,195,298

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Services revenues	$785,740	$709,558	$610,785
Hardware revenues	252,003	297,107	449,106

Total revenues	1,037,743	1,006,665	1,059,891

Operating costs and expenses:
Cost of services	491,465	448,767	406,673
Cost of hardware	234,805	289,516	378,264
Selling, general and administrative	199,156	175,203	173,568
Loss on impairment	-	44,400	-
Research and development	20,279	22,296	26,833
Amortization of intangible assets	2,750	5,164	6,419

Total operating costs and expenses	948,455	985,346	991,757

Operating income	89,288	21,319	68,134
Other income (expense):
Interest expense	(59,324)	(64,094)	(51,327)
Interest income	1,770	1,988	2,978
Other income (loss), net	-	(334)	178

Income (loss) before income tax expense	31,734	(41,121)	19,963
Income tax expense	(5,691)	(2,436)	(7,588)

Net income (loss)	26,043	(43,557)	12,375
Net income attributable to the noncontrolling interest	(650)	(1,348)	(279)

Net income (loss) attributable to HNS	$25,393	$(44,905)	$12,096

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	HNS’ Equity
	Class A and B Membership Interests	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total	Comprehensive Income (Loss)
Balance at January 1, 2008	$180,655	$68,903	$(2,014)	$5,276	$252,820
Share-based compensation	473				473
Retirement of bonus units	(4,150)				(4,150)
Issuance of employee stock option plan at subsidiary	447				447
Comprehensive income (loss):
Net income		12,096		279	12,375	$12,375
Foreign currency translation adjustments			(13,594)	(923)	(14,517)	(14,517)
Unrealized loss on hedging instruments			(13,931)	-	(13,931)	(13,931)
Reclassification of realized loss on hedging instruments			2,010	-	2,010	2,010
Unrealized loss on available-for-sale securities			(57)	-	(57)	(57)

Balance at December 31, 2008	$177,425	$80,999	$(27,586)	$4,632	$235,470	$(14,120)

Share-based compensation	899				899
Purchase of subsidiary shares from noncontrolling interest	(391)		(19)	(345)	(755)
Comprehensive income (loss):
Net income (loss)		(44,905)		1,348	(43,557)	$(43,557)
Foreign currency translation adjustments			6,760	286	7,046	7,046
Unrealized gain on hedging instruments			2,180	-	2,180	2,180
Reclassification of realized loss on hedging instruments			4,701	-	4,701	4,701
Unrealized loss on available-for-sale securities			(23)	-	(23)	(23)

Balance at December 31, 2009	$177,933	$36,094	$(13,987)	$5,921	$205,961	$(29,653)

Share-based compensation	839				839
Purchase of subsidiary shares from noncontrolling interest				1,462	1,462
Retirement of bonus units	(2,673)				(2,673)
Comprehensive income (loss):
Net income		25,393		650	26,043	$26,043
Foreign currency translation adjustments			680	291	971	971
Unrealized loss on hedging instruments			(7,938)	-	(7,938)	(7,938)
Reclassification of realized loss on hedging instruments			5,559	-	5,559	5,559
Unrealized loss on available-for-sale securities			4	-	4	4

Balance at December 31, 2010	$176,099	$61,487	$(15,682)	$8,324	$230,228	$24,639

See accompanying Notes to the Consolidated Financial Statements

HUGHES NETWORK SYSTEMS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$26,043	$(43,557)	$12,375
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	130,954	102,139	68,937
Amortization of debt issuance costs	2,818	2,025	1,424
Share-based compensation expense	839	899	473
Loss on impairment	-	44,400	-
Other	(67)	546	(112)
Change in other operating assets and liabilities, net of acquisition:
Receivables, net	(21,558)	52,538	(2,638)
Inventories	1,697	6,438	(2,710)
Prepaid expenses and other	1,065	4,721	(10,811)
Accounts payable	19,607	15,580	6,985
Accrued liabilities and other	(14,241)	(22,858)	(3,758)

Net cash provided by operating activities	147,157	162,871	70,165

Cash flows from investing activities:
Change in restricted cash	1,165	(108)	3,104
Purchases of marketable securities	(29,280)	(41,080)	-
Proceeds from sales of marketable securities	53,693	10,000	11,090
Expenditures for property	(282,589)	(150,702)	(81,669)
Expenditures for capitalized software	(13,073)	(12,772)	(14,564)
Proceeds from sale of property	206	397	-
Long-term loan receivable	-	(10,000)	-
Acquisition of Helius, Inc., net of cash received	-	-	(10,543)
Other, net	1,462	(755)	-

Net cash used in investing activities	(268,416)	(205,020)	(92,582)

Cash flows from financing activities:
Short-term revolver borrowings	4,761	6,791	-
Repayments of revolver borrowings	(5,347)	(7,861)	-
Net increase in notes and loans payable	-	-	223
Long-term debt borrowings	31,548	147,849	3,606
Repayments of long-term debt	(6,244)	(12,375)	(13,749)
Debt issuance costs	(7,140)	(4,612)	-

Net cash provided by (used in) financing activities	17,578	129,792	(9,920)

Effect of exchange rate changes on cash and cash equivalents	748	(4,172)	3,372

Net increase (decrease) in cash and cash equivalents	(102,933)	83,471	(28,965)
Cash and cash equivalents at beginning of the period	183,733	100,262	129,227

Cash and cash equivalents at end of the period	$80,800	$183,733	$100,262

Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$53,184	$60,386	$54,138
Cash paid for income taxes	$7,517	$5,619	$3,598
Supplemental non-cash disclosures related to:
Capitalized software and property acquired, not paid	$26,954	$26,946
95 West capital lease			$5,751

See accompanying Notes to the Consolidated Financial Statements.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Organization and Description of Business

Hughes Network Systems, LLC (“HNS” and, together with its consolidated subsidiaries, the “Company” or “we,” “us,” and “our”) was formed as a Delaware limited liability company on November 12, 2004. The Limited Liability Company Agreement of Hughes Network Systems, LLC, as amended (the “LLC Agreement”) provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. Hughes Communications, Inc. (“HCI” or “Parent”) is the sole owner of our Class A membership interests and serves as our managing member, as defined in the LLC Agreement. As of December 31, 2010, there were 95,000 Class A membership interests outstanding and 3,280 Class B membership interests outstanding.

We are a telecommunications company that provides equipment and services to the broadband communications marketplace. We have extensive technical expertise in satellite, wireline and wireless communications which we utilize in a number of product and service offerings. In particular, we offer a spectrum of broadband equipment and services to the managed services market, which is comprised of enterprises with a requirement to connect a large number of geographically dispersed locations with reliable, scalable, and cost-effective applications, such as credit card verification, inventory tracking and control, and broadcast video. We provide broadband network services and systems to the international and domestic enterprise markets and satellite broadband Internet access to North American consumers, which we refer to as the Consumer market. In addition, we provide networking systems solutions to customers for mobile satellite, wireless backhaul systems and telematics. These services are generally provided on a contract or project basis and may involve the use of proprietary products engineered by us.

We have five reportable segments, which we operate and manage as strategic business units and organize by products and services. We measure and evaluate our reportable segments based on the operating earnings of the respective segments. Our business segments include: (i) the North America Broadband segment; (ii) the International Broadband segment; (iii) the Telecom Systems segment; (iv) the HTS Satellite segment; and (v) the Corporate segment. The North America Broadband segment consists of the Consumer group, which delivers broadband Internet service to consumer customers, and the Enterprise group, which provides satellite, wireline and wireless communication network products and services to enterprises. The International Broadband segment consists of our international service companies and provides managed network services and equipment to enterprise customers and broadband service providers worldwide. The Telecom Systems segment consists of the Mobile Satellite Systems group, the Terrestrial Microwave group, and the Telematics group. The Mobile Satellite Systems group provides turnkey satellite ground segment systems to mobile system operators. The Terrestrial Microwave group provides point-to-multipoint microwave radio network systems that are used for both cellular backhaul and broadband wireless access. The Telematics group provides development, engineering and manufacturing services to Hughes Telematics, Inc. (“HTI”). However, as a result of the unfavorable impact of the economy on the automobile industry in 2009, HTI terminated substantially all of the development, engineering and manufacturing services with us in August 2009. We expect our future revenue from the Telematics group to be insignificant. The HTS Satellite segment, which is a new segment starting in 2010, consists of activities related to the development, construction and launch of high throughput satellites (“HTS”) and currently represents construction activities of our new satellite named Jupiter and the development of related network equipment. As a result of the newly established HTS Satellite segment in 2010, construction activities of Jupiter in 2009, which was included in the North America Broadband segment, have been reclassified to the HTS Satellite segment to conform to the current period presentation. The Corporate segment includes certain minority interest investments held by us and our corporate offices and assets not specifically related to another business segment.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Revenue Recognition

Service revenues and hardware revenues are generally recognized when services are rendered or products are installed and as title passes to those customers, net of sales taxes. Billings for revenues that have not been earned are deferred and recognized in the period when earned. In situations where customer offerings represent a bundled arrangement for both services and hardware, revenue elements are separated into their relevant components (services or hardware) for revenue recognition purposes. We offer a rebate to qualifying new consumer subscribers and record a reduction in revenue in the same period in which the related sale occurs based on an estimate of the number of rebates that will be redeemed. This estimate is based on historical experience and actual sales during the promotion.

Our consumer rental program allows consumer customers to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Revenue on the rental equipment is recognized on a monthly basis as service revenue until the customer terminates the contracts with us.

In August 2010, we were awarded $58.7 million from the U.S. Government as the only national provider of high-speed satellite broadband service under the broadband stimulus programs, established pursuant to the American Recovery and Reinvestment Act of 2009. Under the consumer broadband stimulus program, eligible consumer customers have month-to-month service contracts and do not have to pay for the rental of the equipment.

All upfront fees collected in connection with the service arrangements are deferred and recognized as service revenue over the term of the customer arrangement.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Income Taxes

We are a limited liability company and are treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. Our Parent holds 100% of our Class “A” membership interests. Thus, our activity is reported on our Parent’s tax returns. Under the terms of the December 2004 agreement entered into between the Company, LightSquared, Inc. (formerly SkyTerra Communications, Inc.), The DIRECTV Group, Inc. (“DIRECTV”) and DTV Network Systems, Inc. (“DTV Networks”), DIRECTV retained the tax benefits from net operating losses of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and international income tax liabilities of DTV Networks. We have recorded a liability in the balance sheet for the estimated amount we may be required to pay to DIRECTV resulting from prepaid taxes exceeding tax liabilities as of April 22, 2005. Our income tax expense represents taxes associated with our foreign subsidiaries and states that impose income tax on limited liability companies.

Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more-likely-than-not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. It also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense in the consolidated statements of operations.

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

Restricted Cash

Cash subject to restrictions expiring within one year is included in Prepaid expenses and other in the accompanying Consolidated Balance Sheets. Cash subject to restrictions expiring beyond one year is included in Other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2010 and 2009, we had $0.6 million and $1.8 million of restricted cash, respectively, which secures certain of our letters of credit. As of December 31, 2010, restrictions on the cash relating to letters of credit will be released as the letters of credit expire through December 2013.

Marketable Securities

We classify all debt securities with original maturities exceeding ninety days as available-for-sale investments in accordance with ASC 320, “Investment—Debt and Equity Securities.” Securities classified as available-for-sale securities are carried at fair value with the related unrealized gains and losses reported as a component of accumulated other comprehensive loss (“AOCL”). Fair value is based on quoted market prices as of the reporting date. The book value of these

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities is adjusted for amortization or accretion of premium and discounts over the contractual lives of the securities, which is included in Interest income in the accompanying Consolidated Statements of Operations.

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

The Company had no investments classified as trading or held-to-maturity at December 31, 2010 and 2009.

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

Our Consumer rental equipment is related to our consumer rental program which allows consumer customers to rent the equipment with a 24-month service contract. Once the initial contract ends, it becomes a month-to-month contract. Consumer rental equipment includes the cost of installation and customer premise equipment, which is depreciated on a straight-line basis over the estimated useful life of 2-4 years.

Capitalized Software Costs

Software development costs are capitalized in accordance with ASC 985-20, “Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Capitalized software development costs are amortized using the straight-line method over their estimated useful lives, not in excess of five years. Software program reviews are conducted at least annually, or as events and circumstances warrant such a review, to ensure that capitalized software development costs are not impaired and that costs associated with programs that are no longer generating revenue are expensed. Amortization of software development costs was $10.1 million, $14.2 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

Intangible assets acquired in connection with business combinations which have finite lives are amortized on a straight-line basis over their estimated useful lives. Intangible assets are retired when they are fully amortized. Intangible assets and their estimated useful lives as of December 31, 2010 are as follows:

Life (Years)
Customer relationships	8
Patented technology	8
Trademarks	10

Goodwill

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill is accounted for in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under the provisions of this statement, the

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company’s goodwill is tested at the reporting unit level for impairment on an annual basis during the fourth quarter, or earlier if events and circumstances occur indicating that goodwill might be impaired. During 2010, 2009 and 2008, the Company did not recognize any goodwill impairment charges.

Debt Issuance Costs

Debt issuance costs are amortized based upon the lives of the associated debt obligations using the effective interest method with such amortization included in Interest expense in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2010, 2009 and 2008, we amortized $2.8 million, $2.0 million and $1.4 million, respectively, of debt issuance costs related to our debts. As of December 31, 2010 and 2009, the Company had $17.2 million and $12.9 million, respectively, of unamortized debt issuance costs included in Other assets in the accompanying Consolidated Balance Sheets.

Subscriber Acquisition Costs (“SAC”)

SAC is an important component of our costs to acquire new consumer subscribers. SAC consists of costs paid to third-party dealers and customer service representative commissions on new installations and, in certain cases, the cost of hardware and installation provided to customers at the inception of service or cost of services for activities related to the consumer rental program, which we began to offer to our consumer customers in September 2008. SAC is deferred when a customer commits to a service agreement, and the deferred SAC is amortized over the commitment period as the related service revenue is earned. Prior to 2007, service agreements were 12 to 15 months in duration. In May 2007, the Company began to offer only 24 month service agreements. Customers who receive hardware and installation under these service agreements have a higher monthly service rate than is charged to customers who purchase their equipment outright at the inception of service. The Company monitors the recoverability of subscriber acquisition costs and is entitled to an early termination fee (secured by customer credit card information) if the subscriber cancels service prior to the end of the commitment period. The recoverability of deferred subscriber acquisition costs is reasonably assured through the increased monthly service fee charged to customers, the ability to recover the equipment, and/or the ability to charge an early termination fee. At December 31, 2010 and 2009, the Company had $25.7 million and $29.9 million of deferred SAC, respectively, included in Other assets in the accompanying Consolidated Balance Sheets.

Valuation of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the carrying value of the asset exceeds the aggregate amount of its separately identifiable undiscounted future cash flows. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows could result in a write-down of long-lived assets in a future period. During 2010 and 2008, the Company did not recognize any impairment charges on long-lived assets. In 2009, the Company recognized $44.4 million of impairment charges on long-lived assets associated with our prepaid deposit (the “Deposit”) paid to Sea Launch Company, LLC (“Sea Launch”). See Note 19—Commitments and Contingencies for further detail.

Foreign Currency

Certain foreign operations have determined the local currency to be their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using period-end exchange rates while income and expense accounts are translated at the average rates in effect during the period. The resulting translation adjustment is recorded in AOCL, a separate component of equity. Translation adjustments for foreign currency denominated equity investments are not material and are recorded as part of AOCL.

The Company also has foreign operations where the U.S. dollar has been determined as the functional currency. Gains and losses resulting from re-measurement of the foreign currency denominated assets, liabilities and transactions into the U.S. dollar are recognized currently in the statements of operations and were not material in each of the periods presented herein.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments and Financial Instruments

The Company maintains its investments in equity securities in Other assets in the accompanying Consolidated Balance Sheets. Non-marketable equity securities are carried at cost. Marketable equity securities are considered available-for-sale and carried at fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), reported as part of AOCL. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is “other-than-temporary.” The Company considers, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. If the decline in fair value is judged to be other-than-temporary, the carrying value of the security is written down to its estimated fair value, and the impairment on the security is recognized in the statements of operations in (i) Other income (loss), net and recorded as a reclassification adjustment from AOCL for marketable equity securities and (ii) Loss on impairment for non-marketable securities.

Investments in which the Company owns at least 20% of the voting securities or has significant influence are accounted for under the equity method of accounting. Equity method investments are recorded at cost and adjusted for the appropriate share of the net earnings or losses of the investee. The carrying value of investments may include a component of goodwill if the cost of our investment exceeds the fair value of the investment, and any such goodwill is subject to an evaluation for impairment pursuant to ASC 323—“Investments—Equity Method and Joint Ventures.” Investee losses are recorded up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee. In certain instances, this can result in the Company recognizing investee earnings or losses in excess of its ownership percentage. We had cost method investments of $1.5 million and $1.3 million as of December 31, 2010 and 2009, respectively, and equity method investments of each $8.3 million as of each December 31, 2010 and 2009.

The carrying value of cash and cash equivalents; receivables, net; other assets; accounts payable; and amounts included in accrued liabilities and other liabilities meeting the definition of a financial instrument approximated their respective fair value at December 31, 2010 and 2009 because of their short-term maturity.

The Company carries all derivative financial instruments in the balance sheets at fair value based on quoted market prices. The Company uses derivative contracts to minimize the financial impact of changes in the fair value of recognized assets, liabilities, and unrecognized firm commitments, or the variability of cash flows associated with forecasted transactions in accordance with internal risk management policies. Changes in fair value of designated, qualified, and effective fair value hedges are recognized in earnings as offsets to the changes in fair value of the related hedged items. Changes in fair value of designated, qualified, and effective cash flow hedges are deferred and recorded as a component of AOCL until the hedged transactions occur and are recognized in earnings. Changes related to amounts excluded from the effectiveness assessment of a hedging derivative’s change in fair value and the ineffective portion of a hedge is immediately recognized in the statements of operations. Both at the inception of the hedge and on an on-going basis, we assess whether the derivatives are highly effective. Hedge accounting is prospectively discontinued when hedge instruments are no longer highly effective. During 2010 and 2009, the Company did not enter into any material hedge transactions.

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

The Company generally conducts its business in U.S. dollars with some business conducted in a variety of foreign currencies and, therefore, is exposed to fluctuations in foreign currency exchange rates. Our objective in managing our

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in the value of the related exposures. As of December 31, 2010 and 2009, we had purchased foreign exchange contracts totaling $0.7 million and $2.4 million, respectively, to mitigate foreign currency fluctuation risks associated with short-term U.S. dollar denominated obligations. The differences between the face amount of the foreign exchange contracts and their estimated fair values were not material at December 31, 2010 and 2009. All of the forward exchange contracts outstanding at December 31, 2010 expire in 2011.

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

Accounting Guidance Not Yet Effective

In October 2009, the FASB issued ASU 2009-14 to amend ASC 605 “Revenue Recognition.” The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for us beginning January 1, 2011. We believe that ASU 2009-13 will not have a material impact on our on our financial statements

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3:    Marketable Securities

The amortized cost basis and estimated fair values of available-for-sale marketable securities are summarized as follows (in thousands):

	Cost	Gross Unrealized		Estimated
	Basis	Loss	Gain	Fair Value
December 31, 2010:
Municipal commercial paper	$3,000	$-	$-	$3,000
Other debt securities	3,677	(2)	-	3,675

Total available-for-sale securities	$6,677	$(2)	$-	$6,675

December 31, 2009:
U.S. government bonds and treasury bills	$15,105	$-	$4	$15,109
Other debt securities	16,012	-	5	16,017

Total available-for-sale securities	$31,117	$-	$9	$31,126

Our investments in municipal commercial papers have A-1+ and P-1 ratings from Standard & Poor’s (“S&P”) and Moody’s, respectively. The investments in Other debt securities have A-1/A-1+ and P-1 ratings from S&P and Moody’s, respectively. We also hold marketable equity securities as a long-term investment.

Note 4:    Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2010	2009
Trade receivables	$170,851	$154,037
Contracts in process	25,208	16,952
Other receivables	3,963	3,902

Total receivables	200,022	174,891
Allowance for doubtful accounts	(15,153)	(12,085)

Total receivables, net	$184,869	$162,806

Trade receivables included $5.8 million and $8.7 million of amounts due from affiliates as of December 31, 2010 and 2009, respectively. Advances and progress billings offset against contracts in process amounted to $2.8 million and $0.3 million as of December 31, 2010 and 2009, respectively.

Note 5:    Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Production materials and supplies	$7,270	$7,896
Work in process	12,828	15,615
Finished goods	37,721	36,733

Total inventories	$57,819	$60,244

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 6:    Property, Net

Property, net consisted of the following (dollars in thousands):

		Estimated Useful Lives	December 31,
		(years)	2010	2009
	Land and improvements	10	$5,888	$5,885
	Buildings and leasehold improvements	2 -30	35,509	32,867
	Satellite related assets	15	380,394	380,394
	Machinery and equipment	1 - 7	211,820	178,620
	Consumer rental equipment	2 - 4	140,616	71,725
	VSAT operating lease hardware	2 - 5	13,137	18,945
	Furniture and fixtures	7	1,714	1,557
Construction in progress	- Jupiter		238,358	66,555
	- Other		15,924	12,888

	Total property		1,043,360	769,436
	Accumulated depreciation		(269,708)	(167,472)

	Total property, net		$773,652	$601,964

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

We capitalized $14.0 million and $1.7 million of interest for 2010 and 2009, respectively, related to the construction of Jupiter. In 2008, we capitalized $4.8 million of interest related to the construction of SPACEWAY 3. During 2010, 2009 and 2008, depreciation expense for property was $111.3 million, $82.8 million and $51.2 million, respectively.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7:    Intangible Assets, Net

Intangible assets, net consisted of the following (dollars in thousands):

	Estimated Useful Lives (years)	Cost Basis	Accumulated Amortization	Net Basis
December 31, 2010:
Customer relationships	8	$9,785	$(5,310)	$4,475
Patented technology and trademarks	8 -10	15,275	(9,012)	6,263

Total intangible assets, net		$25,060	$(14,322)	$10,738

December 31, 2009:
Backlog and customer relationships	4 - 8	$21,612	$(16,015)	$5,597
Patented technology and trademarks	2 -10	15,745	(7,854)	7,891

Total intangible assets, net		$37,357	$(23,869)	$13,488

We amortize the recorded values of our intangible assets over their estimated useful lives. As of December 31, 2010, $12.3 million of fully amortized intangible assets were retired and as a result, it is not included in the balance included in the table above. For the years ended December 31, 2010, 2009 and 2008, we recorded $2.8 million, $5.2 million and $6.4 million, respectively, of amortization expense. In 2010, we did not incur costs to renew or extend the term of our intangible assets. Estimated future amortization expense as of December 31, 2010 is as follows (in thousands):

Amount
Year ending December 31,
2011	$2,730
2012	2,730
2013	2,730
2014	1,237
2015	1,237
Thereafter	74

Total estimated future amortization expense	$10,738

Note 8:    Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Subscriber acquisition costs	$25,695	$29,884
Debt issuance costs	17,150	12,899
Other	24,614	25,741

Total other assets	$67,459	$68,524

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9:	Accrued Liabilities and Other

Accrued liabilities and other consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued and other liabilities	$46,392	$43,763
Progress billings to customers	40,912	47,911
Payroll and other compensation	26,860	25,104
Accrued interest expense	13,073	12,895
Due to affiliates	6,146	4,253

Total accrued liabilities and other	$133,383	$133,926

Note 10:	Debt

Short-term and the current portion of long-term debt consisted of the following (dollars in thousands):

	Interest Rates at December 31, 2010	December 31,
		2010	2009
VSAT hardware financing	7.27% -15.00%	$3,109	$3,158
Revolving bank borrowings	8.75%	967	1,547
Capital lease and other	5.50% -39.60%	2,120	2,045

Total short-term and the current portion of long-term debt		$6,196	$6,750

As of December 31, 2010, we had outstanding revolving bank borrowings of $1.0 million, which had a variable interest rate of 8.75%. The borrowing was obtained by our Indian subsidiary under its revolving line of credit with a local bank. There is no requirement for compensating balances for these borrowings. The total amount available for borrowing by our foreign subsidiaries under various revolving lines of credit was $4.1 million as of December 31, 2010.

Long-term debt consisted of the following (dollars in thousands):

	Interest Rates at December 31, 2010	December 31,
		2010	2009
Senior Notes(1)	9.50%	$590,173	$587,874
Term Loan Facility	7.62%	115,000	115,000
COFACE Guaranteed Facility	5.13%	27,403	-
VSAT hardware financing	7.27% -15.00%	3,214	5,861
Capital lease and other	5.50% -39.60%	4,697	6,222

Total long-term debt		$740,487	$714,957

(1)	Includes 2006 Senior Notes and 2009 Senior Notes.

On October 29, 2010, we entered into a $115 million loan agreement with BNP Paribas and Societe Generale (“COFACE Guaranteed Facility”), which is guaranteed by COFACE, the French Export Credit Agency, to finance the launch related costs for Jupiter satellite. Pursuant to the COFACE Guaranteed Facility agreement, loan draw-downs, which began in the fourth quarter of 2010, will occur over the construction period for the launch vehicle up to the time of the launch, which is estimated to be in the first half of 2012. COFACE Guaranteed Facility has a fixed interest rate of 5.13%, payable semi-annually in arrears starting six months after each borrowing, and requires that principal repayments are to be paid in 17 consecutive equal semi-annual installments starting the earlier of (i) six months after the in-orbit delivery, or (ii) December 1, 2012. The agreement also contains covenants and conditions which are customary for financings of this type. As of December 31, 2010, we had $27.4 million of borrowings outstanding under the loan and an available borrowing capacity of $87.6 million.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 16, 2010, we entered into a credit agreement with JP Morgan Chase Bank, N.A. and Barclays Capital to amend and restate our senior secured $50 million revolving credit facility (the “Revolving Credit Facility”). Pursuant to the terms of the agreement, among other changes, the maturity date of the Revolving Credit Facility was extended to March 16, 2014, subject to an early maturity date of 91 days prior to March 16, 2014 in the event our 2009 and 2006 Senior Notes and our Term Loan Facility (as defined below) are not (i) repaid in full or (ii) refinanced with new debt (or amended) with maturities of no earlier than 91 days after March 16, 2014. The terms of the Revolving Credit Facility were amended to be: (i) in respect of the interest rate, at our option, the Alternative Borrowing Rate (as defined in the Revolving Credit Facility) plus 2.00% or the Adjusted London Interbank Offered Rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus 3.00% and (ii) in respect of the participation fee for outstanding letters of credit, 3.00% per annum, in each case subject to downward adjustment based on our leverage ratio. For the years ended December 31, 2010 and 2009, there was no borrowing under the Revolving Credit Facility. As of December 31, 2010, the Revolving Credit Facility had total outstanding letters of credit of $4.4 million and an available borrowing capacity of $45.6 million.

On May 27, 2009, we, along with our subsidiary, HNS Finance Corp., as co-issuer, completed a private debt offering of $150.0 million of 9.50% senior notes maturing on April 15, 2014 (the “2009 Senior Notes”). The terms and covenants with respect to the 2009 Senior Notes are substantially identical to those of the 2006 Senior Notes. Interest on the 2009 Senior Notes is accrued from April 15, 2009 and is paid semi-annually in arrears on April 15 and October 15 of each year, beginning on October 15, 2009. After the original issue discount of $13.6 million and related offering expenses of approximately $4.5 million, we received net proceeds of approximately $133.6 million, including $1.7 million of prepaid interest received from the note holders, from the offering. The 2009 Senior Notes were offered and sold in the United States only to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended, (the “Securities Act”) and in offshore transactions to non-United States persons in reliance on Regulation S of the Securities Act. In connection with the offering of the 2009 Senior Notes, we entered into a registration rights agreement requiring us to complete a registered exchange offer relating to the 2009 Senior Notes within 360 days after May 27, 2009. On August 17, 2009, we completed the registered exchange offer pursuant to the registration rights agreement. Accordingly, the 2009 Senior Notes have been registered under the Securities Act. As of December 31, 2010 and 2009, we recorded $3.0 million of accrued interest payable related to the 2009 Senior Notes.

In February 2007, we borrowed $115 million from a syndicate of banks (the “Term Loan Facility”), which matures on April 15, 2014. The interest on the Term Loan Facility is paid quarterly at Adjusted LIBOR (as defined in the Term Loan Facility) plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into a swap agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum (the “Swap Agreement”). As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. As of December 31, 2010 and 2009, interest accrued based on the Swap Agreement and the Term Loan Facility was $0.7 million and $0.8 million, respectively.

In April 2006, we issued $450 million of 9.50% senior notes maturing on April 15, 2014 (the “2006 Senior Notes”). Interest on the 2006 Senior Notes is paid semi-annually in arrears on April 15 and October 15. As of December 31, 2010 and 2009, we recorded $8.9 million of accrued interest payable related to the 2006 Senior Notes.

Although the terms and covenants with respect to the 2009 Senior Notes are substantially identical to the 2006 Senior Notes, the 2009 Senior Notes were issued under a separate indenture and do not vote together with the 2006 Senior Notes. Each of the indentures governing the 2006 Senior Notes and the 2009 Senior Notes (collectively, the “Senior Notes”), the agreement governing the amended Revolving Credit Facility, the agreement governing the COFACE Guaranteed Facility and the agreement governing the Term Loan Facility require us to comply with certain affirmative and negative covenants: (i) in the case of the indentures, for so long as any Senior Notes are outstanding; (ii) in the case of the amended Revolving Credit Facility, so long as the amended Revolving Credit Facility is in effect; (iii) in the case of the COFACE Guaranteed Facility, for so long as the COFACE Guaranteed Facility remains outstanding; and (iv) in the case of the Term Loan Facility, for so long as the Term Loan Facility remains outstanding. Negative covenants contained in these agreements include limitations on our ability and/or certain of our subsidiaries’ ability to incur additional indebtedness; issue redeemable stock and subsidiary preferred stock; incur liens; pay dividends or distributions or redeem or repurchase capital stock; prepay, redeem or repurchase debt; make loans and investments; enter into agreements that restrict distributions from our subsidiaries; sell assets and capital stock of our subsidiaries; enter into certain transactions with affiliates; consolidate or merge with or into, or sell substantially all of our assets to, another person; and enter into new lines of business. In addition to these negative covenants, the amended Revolving Credit Facility, the indentures governing the Senior Notes, the COFACE Guaranteed Facility and/or the agreement governing the Term Loan Facility contain affirmative covenants that require us to: (i) preserve our businesses and properties; (ii) maintain insurance over our assets; (iii) pay and discharge all material taxes when due; and (iv) furnish the lenders’ administrative agent our financial statements for each fiscal quarter and fiscal year, certificates from a financial officer certifying that no Event of Default or Default has occurred during the fiscal period being reported,

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

litigation and other notices, compliance with laws, maintenance of records and other such customary covenants. Management believes that we were in compliance with all of our debt covenants as of December 31, 2010.

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

In July 2006, we entered into a capital lease with 95 West Co., Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC (“MLH”), which are our related parties as discussed in Note 17—Transactions with Related Parties. Pursuant to the capital lease agreement, 95 West Co. and MLH agreed to provide a series of coordination agreements allowing us to operate SPACEWAY 3 at the 95° west longitude orbital slot where 95 West Co. and MLH have higher priority rights. As of December 31, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables above. The remaining payments under the capital lease are subject to conditions in the agreement including our ability to operate SPACEWAY 3 and are $1.0 million for each of the years ending December 31, 2011 through 2016.

Principal payments of our debt at December 31, 2010 are as follows (in thousands):

Amount
Year ending December 31,
2011	$6,196
2012	4,759
2013	4,778
2014	709,628
2015	4,260
Thereafter	17,062

Total debt	$746,683

Note 11:	Financial Instruments

Interest Rate Swap

The interest on the Term Loan Facility was at Adjusted LIBOR plus 2.50% per annum. To mitigate the variable interest rate risk associated with the Term Loan Facility, we entered into the Swap Agreement to swap the Adjusted LIBOR for a fixed interest rate of 5.12% per annum. As a result, the Term Loan Facility has a fixed interest rate of 7.62% per annum. We account for the Swap Agreement as a cash flow hedge in accordance with ASC 815-30 “Derivatives and Hedging —Cash Flow Hedges.” Accordingly, in connection with the fair market valuation of the interest rate swap, we recorded a net unrealized loss of $2.4 million, a net unrealized gain of $6.9 million and a net unrealized loss of $11.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, in AOCL. The remaining net interest payments based on the Swap Agreement and the Term Loan Facility are paid quarterly and estimated to be approximately $8.8 million for each of the years ending December 31, 2011 through 2013 and $3.3 million for the year ending December 31, 2014. We recorded interest expense of $8.9 million, $9.0 million and $8.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, on the Term Loan Facility.

Note 12:	Fair Value

Under ASC 820 “Fair Value Measurements and Disclosures,” fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date, and the principal market is defined as the market in which the reporting entity would sell the asset or

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. Other valuation techniques involve significant management judgment. As of December 31, 2010, the carrying values of cash and cash equivalents, receivables, net, accounts payable, and short-term debt approximated their respective fair values because of their short-term maturities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

			December 31, 2010
	Level	Included In	Carrying Value		Fair Value
Marketable securities	2	Marketable securities	$6,675		$6,675
2006 Senior Notes	1	Long-term debt	$450,000		$464,625
2009 Senior Notes	1	Long-term debt	$140,173	(1)	$153,750
Term Loan Facility	2	Long-term debt	$115,000		$110,688
COFACE Guaranteed Facility	2	Long-term debt	$27,403		$29,018
Orbital slot commitment	2	Short-term/Long-term debt	$4,917		$5,487
VSAT hardware financing	2	Short-term/Long-term debt	$6,323		$6,436
Interest rate swap on the Term Loan Facility	2	Other long-term liabilities	$12,901		$12,901

(1)	Amount represents the face value of $150.0 million, net the remaining original issue discount of $9.8 million.

Note 13:	Income Taxes

The Company is a limited liability company and is treated as a partnership for income tax purposes. As such, U.S. federal and state income taxes (in the states which tax limited liability companies as partnerships) are the direct responsibility of its members. As a result of the transactions described in Note 1, our Parent holds 100% of our Class “A” membership

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

interests. Thus, our activity is reported on our Parent’s income tax returns. Under the terms of the December 2004 Agreement, DIRECTV retained the domestic tax benefits of the Company occurring prior to April 23, 2005 and has responsibility for all of the pre-closing domestic and foreign income tax liabilities of DTV Networks.

Our income tax expense represents taxes associated with our foreign subsidiaries and with states that impose income taxes on limited liability companies. Foreign income taxes for our consolidated foreign subsidiaries are reflected in the financial statements.

The Company’s German and United Kingdom (“U.K.”) subsidiaries have approximately $35.2 million and $50.8 million of net operating loss (“NOL”) carryforwards, respectively. As the U.K. subsidiary is treated as a disregarded entity for U.S. income tax purposes, its net income or loss is reported on our partnership income tax return and subsequently allocated to the members. The NOL carryforwards are available to reduce future U.K. taxable income and do not expire. The NOL carryforwards of the German subsidiary are available to reduce future German taxable income and do not expire.

As the German and U.K. subsidiaries have not met the more-likely–than-not criteria of ASC 740, the Company maintained a full valuation allowance on the German and U.K. deferred tax assets as of December 31, 2010. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments.

The components of income (loss) before income tax expense and the corresponding income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Components of income (loss) before income tax expense:
Domestic	$22,249	$(52,815)	$11,536
Foreign	9,485	11,694	8,427

Total	$31,734	$(41,121)	$19,963

Components of income tax expense:
Current income tax expense:
Foreign	$5,950	$2,739	$2,373
State	731	651	798
Federal	-	-	-

Total current income tax expense	6,681	3,390	3,171

Deferred income tax expense (benefit):
Foreign	(990)	(954)	4,417
State	-	-	-
Federal	-	-	-

Total deferred income tax expense (benefit)	(990)	(954)	4,417

Total income tax expense	$5,691	$2,436	$7,588

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended December 31, 2010, 2009 and 2008, income tax expense differs from the amounts computed by applying the statutory rates to the Company’s income from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income (loss) before income tax expense	$31,734	$(41,121)	$19,963

Federal income tax @ 0%	$-	$-	$-
State taxes, net of federal benefit	731	651	798
Foreign taxes above federal tax rate	4,960	1,785	6,790

Total income tax expense	$5,691	$2,436	$7,588

As the Company is not a taxable entity at the Federal level or in most state jurisdictions, the Company’s effective tax rate is comprised primarily of foreign income taxes and states that impose income tax on limited liability companies.

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

The Company did not identify any significant uncertain tax positions during 2010 nor from any previous years. Furthermore, the Company did not accrue any interest or penalties associated with uncertain tax positions. The Company recognizes interest accrued related to unrecognized tax benefits in operating expenses and penalties in income tax expense within the condensed statements of operations. The Company does not believe that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Following is a description of the tax years that remain subject to examination by major tax jurisdictions:

United States - Federal	2007 and forward
United States - Various States	2006 and forward
United Kingdom	2005 and forward
Germany	2004 and forward
Italy	2006 and forward
India	1995 and forward
Mexico	2000 and forward
Brazil	2004 and forward

Note 14:	Employee Share-Based Payments

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obtain stockholder approval of a plan amendment if stockholder approval is required to comply with any applicable law, regulation or stock exchange rule.

The Plan provides for the issuance of up to 2,700,000 shares of HCI’s common stock which may be issued in the form of restricted stock, stock options or stock appreciation rights; provided that the maximum number of shares that may be issued pursuant to the exercise of incentive stock options may not exceed 1,350,000 shares. In accordance with the terms of the Plan, in August 2006, HCI’s Board of Director delegated to the CEO the authority to award, at the CEO’s discretion, up to 250,000 shares in the aggregate of restricted stock to HCI’s and our employees (other than Section 16 reporting persons) up to a maximum award of 4,000 shares per employee. The CEO has issued restricted stock awards and restricted stock units to employees, for which 50% of the shares vest on the second anniversary of the issuance date, and an additional 25% of the shares vest on each of the third and fourth anniversaries of the issuance date. The fair value of the shares is calculated based on the market price on the grant date.

HCI also issues shares under the Plan to its directors, officers and key employees and contractors of the Company and its wholly-owned subsidiaries. These awards are issued at their fair market value on the date of grant. In February 2009, HCI issued an aggregate of 90,000 shares of restricted stock, which vest over a three year period, to members of our Board of Directors.

The Company and HCI account for shares issued in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” The Company records compensation expense for restricted stock awards and restricted stock units on a straight-line basis over their vesting period. The costs of the Plan are allocated from the Company to HCI based upon specific identification of employee costs. For the years ended December 31, 2010, 2009 and 2008, we recorded compensation expense related to the issuance of restricted stock awards and restricted stock units after adjustment for forfeitures, of $2.1 million, $2.5 million and $2.7 million, respectively. As of December 31, 2010, we had $1.2 million of unrecognized compensation expense related to the restricted stock awards and restricted stock units, which will be recognized over a weighted average life of 2.09 years. We recognized a tax benefit of $3.7 million, $0.7 million and $1.5 million related to restricted stock awards, restricted stock units and stock options for the years ended December 31, 2010, 2009 and 2008, respectively.

Summaries of non-vested restricted stock awards and restricted stock units are as follows:

Restricted Stock Awards

	Weighted-Average	Weighted-Average
	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2009	72,360	$47.58
Forfeited	(2,950)	$46.89
Vested	(51,084)	$46.80

Non-vested at December 31, 2010	18,326	$49.85

The weighted-average grant date fair value of restricted stock awards granted for the year ended December 31, 2008 was $47.95. No restricted stock awards were granted for the years ended December 31, 2010 and 2009. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 were $2.4 million, $3.1 million and $5.0 million, respectively.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Units

	Weighted-Average	Weighted-Average
	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	8,675	$28.73
Granted	18,000	$28.99
Vested	(3,175)	$45.35

Non-vested at December 31, 2010	23,500	$26.68

The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2010, 2009 and 2008 were $28.99, $8.82 and $43.27, respectively. The total fair value of units vested during the years ended December 31, 2010, 2009 and 2008 were $0.1 million, $0.1 million and $0.2 million, respectively.

Stock Option Program

On April 24, 2008, HCI’s Compensation Committee made stock options awards under the Plan (the “Stock Option Program”), which consisted of the issuance of non-qualified stock options to employees of HCI and its subsidiaries. A total of 1,250,000 options (the “Option Pool”) have been authorized under the Stock Option Program for option awards during the period of April 24, 2008 to December 31, 2011. The grant and exercise price of the stock options is the closing price of HCI’s common stock on the date of the grant. Any options forfeited or cancelled before exercise will be deposited back into the Option Pool and will become available for award under the Stock Option Program. In accordance with the terms of the Stock Option Program, the Compensation Committee of HCI delegated to our Chief Executive Officer (“CEO”) and President the authority to award options, at his discretion, to the current and future employees of HCI and its subsidiaries. Each grant has a 10 year life and vests 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date. The fair value of each option award was estimated on the date of grant using a Black-Scholes option valuation model based on the assumptions noted in the table below.

Since HCI became a public registrant in February 2006 and it did not have sufficient history to measure expected volatility using its own stock price history nor have the history to compute the expected term of the stock options at the time of issuing the stock options to its employees. As a result, HCI utilized an average volatility based on a group of companies identified as its peers until such time that HCI has adequate stock history of its own. HCI estimated the expected term of the stock options, which is closely aligned with the identified peer group, based upon the current anticipated corporate growth, the currently identified market value of the stock price at issuance and the vesting schedule of the stock options. The risk-free interest rate is based on the published U.S. Treasury Yield Curve as of the grant date for the period of 5 years which most closely correlates to the expected term of the option award. Dividend yield is zero as HCI has not, nor does it currently plan to, issue dividends to its shareholders.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The key assumptions for the option awards for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
Volatility range	45.33% — 45.90%	45.97% — 47.92%	47.60% — 55.0%
Weighted-average volatility	45.40%	47.62%	47.67%
Expected term	5 years	5 years	5 years
Risk-free interest rate range	1.18% — 2.59%	1.71% — 2.20%	3.15% — 1.50%
Weighted-average risk-free interest rate	1.20%	1.79%	3.14%

A summary of option activity under the Stock Option Program is presented below:

	Option Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
Outstanding at January 1, 2008	-	$-
Granted	562,400	$53.67
Forfeited or expired	(10,000)	$54.00

Outstanding at December 31, 2008	552,400	$53.67	9.32	$-
Retired	(546,900)	$54.00
Granted	647,400	$16.77
Forfeited or expired	(4,850)	$20.84

Outstanding at December 31, 2009	648,050	$16.77	9.37	$6,326
Granted	572,500	$28.99
Forfeited or expired	(22,350)	$19.56
Exercised	(1,250)	$17.03

Outstanding at December 31, 2010	1,196,950	$22.56	9.04	$21,412

Vested and expected to vest at December 31, 2010	1,077,255	$22.56	9.04	$19,271

Exercisable at December 31, 2010	1,250	$17.03	7.96	$29

(1)	In thousands.

The weighted-average grant date fair value of options granted during the years 2010, 2009 and 2008 were $28.99, $16.77 and $53.67, respectively. The total intrinsic value of options exercised for the year ended December 31, 2010 was minimal. The compensation expense related to stock option awards is recognized on a straight-line basis over the four-year vesting period beginning on the date of grant. We recorded $4.3 million, $3.5 million and $2.0 million compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, we had $12.6 million of unrecognized compensation expense for non-vested stock options, which is expected to be recognized over a weighted average period of 3.08 years. As of December 31, 2010, there were 1,250 stock options outstanding and exercisable, which have an exercise price of $17.03.

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

The first exchange occurred on July 15, 2008, when approximately 1.9 million bonus units were exchanged for 192,399 shares of HCI’s common stock. The number of shares of HCI’s common stock to be issued upon each exchange is calculated based upon the fair market value of the vested bonus unit divided by the closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The fair value of the bonus units on the grant date was approximately $1.2 million, after adjustment for a 13% estimated forfeiture rate, based on the estimated increase in the fair market value of the Company’s net equity at the time of the grant.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 19, 2008, we issued 310,000 bonus units to certain of our employees pursuant to the terms of the Bonus Unit Plan. The fair value of the new issuance of bonus units was determined using a forward pricing model. The total estimated compensation expense for the new issuance of bonus units is $1.7 million, after adjustment for a 10% estimated forfeiture rate. Pursuant to ASC 718, we amortize the compensation expense of the Bonus Unit Plan over the vesting period beginning on the date of grant. For the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense of $0.8 million, $0.8 million and $0.4 million, respectively. On July 15, 2010, the 2.1 million vested bonus units vested were exchanged for approximately 207,000 shares (net of income tax withholding) of HCI’s common stock pursuant to the Bonus Unit Plan. The remaining 300,000 bonus units will vest on July 15, 2011.

The following table summarizes changes in bonus units under the Bonus Unit Plan:

	Year Ended December 31,
	2010	2009
Non-vested beginning balance	2,453,250	2,500,000
Converted to HCI common shares	(2,139,500)	-
Forfeited	(13,750)	(46,750)

Non-vested ending balance	300,000	2,453,250

Class B Membership Interests

Class B membership interests in the Company were issued to certain members of our senior management, two of our former senior management and a member of our Board of Managers and HCI’s Board of Directors. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% vesting based upon certain performance criteria. At the holders’ election, vested Class B membership interests may be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon such exchange is based upon the fair market value of such vested Class B membership interest tendered for exchange divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of such exchange. As of December 31, 2010, 3,272 of the 3,280 outstanding Class B membership interests were vested. If the total outstanding Class B membership interests were to convert into HCI’s common stock as of December 31, 2010, they could be exchanged for approximately 646,000 shares of HCI’s common stock. On September 25, 2009, HCI registered 75,000 shares of its common stock with the SEC on Form S-8 to be issued, from time to time, upon the exchange of the Class B membership interests.

Pursuant to ASC 718 “Compensation—Stock Compensation,” the Company determined that the Class B membership interests had nominal value at the date of grant, and, accordingly, $0.1 million compensation expense was recorded for each of the years ended December 31, 2010, 2009 and 2008. A summary of changes in Class B membership interests is as follows:

	Year Ended December 31,
	2010	2009
Outstanding beginning balance	3,330	3,656
Converted to HCI common shares	(50)	(326)

Outstanding ending balance	3,280	3,330

Note 15:	Other Benefits

401(k) Plan

We have a 401(k) salary deferral program for eligible employees in the United States who have met certain service requirements. Eligible employees may contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to a limit of $16,500 in 2010 per the IRS. Employee contributions are immediately vested. We will match 100% of employee contributions up to 3% of eligible

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

compensation and 50% of employee contributions on up to an additional 6% of eligible compensation. Matching contributions are 100% vested after eligible employees have completed three years of service. During 2010, 2009 and 2008, we made $6.6 million, $6.6 million and $6.7 million, respectively, of matching contributions.

In addition, as allowed by the IRS, participants who are age 50 or older may make additional contributions (“catch-up contributions”), up to $5,500 in 2010, into the plan. The Company does not match the catch-up contributions. The plan also permits participants to make contributions on an after-tax basis.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16:	Segment Data and Geographic Data

Set forth below is selected financial information for our operating segments (in thousands). There were no intersegment transactions in 2010, 2009 and 2008.

	Corporate	Corporate	Corporate	Corporate	Corporate	Corporate
	North America Broadband	International Broadband	Telecom Systems	HTS Satellite	Corporate	Consolidated
As of or For the Year Ended December 31, 2010
Revenues	$733,750	$205,607	$95,069	$3,317	$-	$1,037,743
Operating income (loss)	$67,884	$10,571	$14,183	$(3,350)	$-	$89,288
Depreciation and amortization	$111,743	$15,029	$4,182	$-	$-	$130,954
Assets	$633,775	$185,316	$44,252	$249,952	$142,070	$1,255,365
Capital expenditures(1)	$95,628	$10,295	$343	$180,741	$8,655	$295,662
As of or For the Year Ended December 31, 2009
Revenues	$690,279	$203,886	$112,500	$-	$-	$1,006,665
Operating income (loss)(2)	$(7,991)	$15,120	$14,227	$(37)	$-	$21,319
Depreciation and amortization	$84,706	$13,355	$4,078	$-	$-	$102,139
Assets	$632,803	$184,461	$45,500	$66,596	$265,938	$1,195,298
Capital expenditures(1)	$95,556	$15,124	$1,213	$44,065	$7,516	$163,474
As of or For the Year Ended December 31, 2008
Revenues	$667,665	$237,188	$155,038	$-	$-	$1,059,891
Operating income	$21,339	$21,679	$25,116	$-	$-	$68,134
Depreciation and amortization	$55,868	$9,233	$3,836	$-	$-	$68,937
Assets	$648,603	$197,087	$64,727	$-	$169,690	$1,080,107
Capital expenditures(1)	$71,696	$11,188	$2,223	$-	$11,126	$96,233

(1)	Capital expenditures on an accrual basis were: $295.7 million, $190.4 million and $96.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Operating loss for North America Broadband includes $44.4 million of impairment loss related to our prepaid deposit to Sea Launch, which was impaired in 2009.

For the years ended December 31, 2010, 2009 and 2008, no single customer accounted for more than 10% of total revenues. Revenues by geographic area are summarized by customers’ locations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
North America	$826,924	$800,659	$803,034
Africa, Asia and the Middle East	87,946	88,412	106,627
Europe	61,780	68,072	115,495
South America and the Caribbean	61,093	49,522	34,735

Total revenues	$1,037,743	$1,006,665	$1,059,891

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Individual countries with significant revenues for the three years ended December 31, 2010 are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$797,304	$773,615	$784,887
Brazil	$56,791	$42,167	$30,038
India	$45,872	$38,956	$48,067
United Kingdom	$21,193	$29,166	$66,555

Total property, net by geographic area is summarized as follows (in thousands):

	December 31,
	2010	2009
North America:
United States	$744,746	$573,748
Mexico	5	55

Total North America	744,751	573,803
South America and the Caribbean	13,377	12,702
Africa, Asia and the Middle East	10,896	10,336
Europe	4,628	5,123

Total property, net	$773,652	$601,964

Note 17:	Transactions with Related Parties

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

In March 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the merger of HTI with Polaris Acquisition Corp. (the “HTI Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and HCI’s outstanding HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

shares, respectively. The Escrowed shares are subject to certain restrictions and/or earn-out targets by HTI over five years pursuant to the HTI Merger agreement. As of December 31, 2010, HCI’s investment represents approximately 3.9% of HTI’s outstanding common stock, before giving effect to the “earn-out” of the Escrowed shares. If the full earn-out targets are achieved, HCI’s investment could represent approximately 3.6% of HTI’s outstanding common stock. In addition to the risk and valuation fluctuations associated with the “earn-out” target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods.

In August 2009, HTI terminated substantially all of the development, engineering and manufacturing services with us as a result of the bankruptcy filing of one of HTI’s customers. On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note had a maturity date of December 31, 2010 and an interest rate of 12% per annum. On November 5, 2010, the Company revised the term of the Promissory Note to extend the maturity date to December 31, 2011. As of December 31, 2010, the remaining Promissory Note, including accrued interest, had a balance of $5.6 million. We expect to fully recover $5.6 million.

HTI is controlled by an affiliate of Apollo. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owns less than 1.5% of HTI’s equity as of December 31, 2010. In addition, Andrew Africk and Aaron Stone, members of our Board of Managers and HCI’s Board of Directors, are directors of HTI and partners of Apollo.

Hughes Systique Corporation (“Hughes Systique”)

We have contracted with Hughes Systique, an entity consolidated with our Parent, for software development services. The founders of Hughes Systique include Pradman Kaul, our and HCI’s Chief Executive Officer (“CEO”) and President, and certain former employees of the Company, including Pradeep Kaul, who is the CEO and President of Hughes Systique, our former Executive Vice President and the brother of our CEO and President. HCI acquired an equity investment in Hughes Systique Series A Preferred shares of $3.0 million and $1.5 million in October 2005 and January 2008, respectively. As of December 31, 2010, on an undiluted basis, HCI owned approximately 45.23% of Hughes Systique’s outstanding shares, and our CEO and President and his brother, in the aggregate, owned approximately 25.61% of Hughes Systique’s outstanding shares. In addition, our CEO and President and Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, serve on the board of directors of Hughes Systique.

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

Agreement with 95 West Co., Inc.

In July 2006, we entered into an agreement with 95 West Co. and its parent, MLH, pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate SPACEWAY 3 at an orbital position where such parties have higher-priority rights. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the managing director of 95 West Co. and MLH and also owns a small interest in each. Andrew Africk, another member of our Board of Managers and HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay $9.3 million, in annual installments of $0.3 million in 2006, $0.75 million in each year between 2007 and 2010 and $1.0 million in each year between 2011 and 2016 for the use of the orbital position, subject to conditions in the agreement including our ability to operate SPACEWAY 3. As of December 31, 2010, the remaining debt balance under the capital lease was $4.9 million, which was included in “Capital lease and other” in the short-term and long-term debt tables included in Note 10—Debt. During 2010, we paid $0.75 million to 95 West Co. pursuant to the agreement.

Smart & Final, Inc.

As of December 31, 2010, Apollo owned, directly or indirectly, 96% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Related Party Transactions

Sales and purchase transactions with related parties are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Sales:
HTI	$501	$23,644	$31,065
Others	1,046	476	897

Total sales	$1,547	$24,120	$31,962

Purchases:
Hughes Systique	$9,968	$9,853	$9,419
HCI	9,876	9,160	6,605
95 West Co.	-	-	750
Intelsat(1)	-	-	10,074

Total purchases	$19,844	$19,013	$26,848

(1)	Subsequent to February 4, 2008, Intelsat is no longer a related party.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and liabilities resulting from transactions with related parties are as follows (in thousands):

	December 31,
	2010	2009
Due from related parties:
HTI	$5,632	$8,652
Others	159	52

Total due from related parties	$5,791	$8,704

Due to related parties:
HCI	$4,141	$2,610
Hughes Systique	2,005	1,643

Total due to related parties	$6,146	$4,253

Note 18:	Net Income (loss) Attributable to HNS and Transfer from Noncontrolling Interest

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net income (loss) attributable to HNS	$25,393	$(44,905)	$12,096

Transfers from the noncontrolling interest:
Decrease in HNS paid-in capital for purchase of subsidiary shares	-	(391)	-

Change from net income (loss) attributable to HNS and transfers from the noncontrolling interest	$25,393	$(45,296)	$12,096

Note 19:	Commitments and Contingencies

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

In October 2008, Hughes Telecommunicaçoes do Brasil Ltda. (“HTB”), a wholly-owned subsidiary of ours, received a tax assessment of approximately $7.6 million from the State of São Paulo Treasury Department. The tax assessment alleges that HTB failed to pay certain import taxes to the State of São Paulo. Recent decrees and legislative actions by the State of São Paulo will alleviate approximately $4.8 million of the tax assessment over time with no impact to the Company. We do not believe the assessment is valid and plan to dispute the State of São Paulo’s claims and to defend vigorously against these allegations. Therefore, we have not recorded a liability. It is the opinion of management that such litigation is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On May 18, 2009, the Company and HCI received notice of a complaint filed in the U.S. District Court for the Northern District of California by two California subscribers to the HughesNet service. The plaintiffs complain about the speed of the HughesNet service, the Fair Access Policy, early termination fees and certain terms and conditions of the HughesNet subscriber agreement. The plaintiffs seek to pursue their claims as a class action on behalf of other California subscribers. On June 4, 2009, the Company and HCI received notice of a similar complaint filed by another HughesNet subscriber in the Superior Court of San Diego County, California. The plaintiff in this case also seeks to pursue his claims as a class action on behalf of other California subscribers. Both cases have been consolidated into a single case in the U.S. District Court for the Northern District of California. In January 2011, the Company agreed to settle this consolidated case on a nationwide basis, subject to court approval. As a result, the Company has accrued $1.9 million for estimated settlement costs, plaintiffs’ attorney fees and other related expenses. In the event that the settlement is not effectuated, the Company would revert to its previous position of vigorously defending these matters as it believes that the allegations in these complaints are not meritorious.

On December 18, 2009, the Company and HCI received notice of a complaint filed in the Cook County, Illinois, Circuit Court by a former subscriber to the HughesNet service. The complaint seeks a declaration allowing the former subscriber to file a class arbitration challenging early termination fees under the subscriber agreement. While the Company remains a defendant, HCI was dismissed from this case in September 2010. The Company’s motion to dismiss, filed in September 2010, is pending, and the Company will continue to vigorously defend the case.

Some or all of HCI, its Directors, EchoStar Corporation, EchoStar Satellite Services, L.L.C. (“EchoStar LLC”), Broadband Acquisition Corporation (“Merger Sub”), and Apollo Global Management, LLC (“AGM”) have been named as defendants in four shareholder class action lawsuits in connection with the proposed transaction in which EchoStar will acquire all of the outstanding equity of HCI and its subsidiaries. See Note 22—Subsequent Events for further discussion. On February 18, 2011, the Gottlieb Family Foundation filed its class action complaint in the Circuit Court for Montgomery County, Maryland. On February 23, 2011, Plymouth County Retirement System filed its shareholder class action complaint in the Court of Chancery of the State of Delaware. On February 24, 2011, Edward Ostensoe filed a shareholder class action complaint in the Circuit Court for Montgomery County, Maryland. On February 28, 2011, Nina J. Shah Rohrbasser Irr. Trust filed a shareholder class action complaint in the Court of Chancery of the State of Delaware. Each complaint alleges that the directors of HCI breached their fiduciary duties in agreeing to the transaction. The complaints also allege that some or all of HCI, EchoStar, EchoStar LLC, Merger Sub and AGM aided and abetted such breaches by the directors of HCI. In each case, the Plaintiffs seek to enjoin the proposed transaction and/or damages, costs, and attorney fees. HCI believes that the allegations in all of these complaints are not meritorious and it intends to vigorously defend these matters.

Product Warranties

We warrant our hardware products over 12 months, depending on the products sold, following the date of installation. A large portion of our enterprise customers enter into maintenance agreements under which we recognize revenue for providing maintenance services that prolong the life and effectiveness of the installed hardware, thus minimizing the potential for warranty claims or repairs. Warranty reserves are determined based on historical warranty repair experience and an assessment of the number of units remaining under warranty coverage. Long-term contracts for the sale of wireless communications systems may include contractual provisions relating to warranty coverage for fixed terms generally not exceeding five years. Warranty provisions for these contracts are included in the determination of overall contract costs and earnings, based on management’s estimates of the cost of the related coverage. Accrued contract warranty costs are reviewed and adjusted, as appropriate, over the term of the contractual warranty period.

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Changes in accrued warranty costs were as follows (in thousands):

	December 31,
	2010	2009
Balance beginning of period	$1,921	$3,909
Warranty costs accrual	309	2,350
Warranty costs incurred	(567)	(4,338)

Balance at end of period	$1,663	$1,921

Leases

We have non-cancelable operating leases having lease terms in excess of one year, primarily for real property. Future minimum payments under such leases at December 31, 2010 are as follows (in thousands):

Amount
Year ending December 31,
2011	$12,060
2012	10,263
2013	7,191
2014	5,705
2015	3,017
Thereafter	4,097

Total minimum lease payments	$42,333

Rental expenses under operating leases, net of sublease income, were $14.0 million, $13.3 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The total of minimum rentals to be received in the future under non-cancelable subleases as of December 31, 2010 was $0.1 million.

We have non-cancelable vendor obligations for acquisition of transponder capacity. Future minimum payments under such obligations at December 31, 2010 are as follows (in thousands):

Amount
Year ending December 31,
2011	$119,466
2012	67,483
2013	49,846
2014	35,685
2015	28,337
Thereafter	11,947

Total minimum lease payments	$312,764

Rental expenses under operating leases for transponder capacity were $172.6 million, $180.9 million and $193.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Commitments

In June 2009, we entered into an agreement with SS/L for the construction of Jupiter and have agreed to make installment payments to SS/L upon the completion of each milestone as set forth in the agreement. We entered into a contract with Barrett Xplore Inc. (“Barrett”), whereby Barrett agreed to lease user beams and purchase gateways and Ka-band

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

terminals for the Jupiter satellite that are designed to operate in Canada. In April 2010, we entered into an agreement with Arianespace for the launch of Jupiter in the first half of 2012. Pursuant to the agreement, the Ariane 5 will launch Jupiter into geosynchronous transfer orbit from Guiana Space Centre in Kourou, French Guiana. As of December 31, 2010, our remaining obligation for the construction and launch of Jupiter was approximately $210.8 million.

We are contingently liable under standby letters of credit and bonds in the aggregate amount of $16.1 million that were undrawn as of December 31, 2010. Of this amount, $4.4 million was issued under the Revolving Credit Facility; $0.6 million was secured by restricted cash; $1.1 million related to insurance bonds; and $10.0 million was issued under credit arrangements available to our Indian and Brazilian subsidiaries. Certain letters of credit issued by our foreign subsidiaries are secured by certain assets. As of December 31, 2010, these obligations were scheduled to expire as follows: $13.4 million in 2011; $1.0 million in 2012; $0.4 million in 2013 and $1.3 million in 2014 and thereafter.

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

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Balance Sheet as of December 31, 2010

(In thousands)

	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$67,707	$256	$12,837	$-	$80,800
Marketable securities	6,675	-	-	-	6,675
Receivables, net	141,422	38	57,367	(13,958)	184,869
Inventories	45,388	-	12,431	-	57,819
Prepaid expenses and other	9,172	70	15,358	-	24,600

Total current assets	270,364	364	97,993	(13,958)	354,763
Property, net	713,007	32,948	27,697	-	773,652
Investment in subsidiaries	118,080	-	-	(118,080)	-
Other assets	98,967	1,405	26,578	-	126,950

Total assets	$1,200,418	$34,717	$152,268	$(132,038)	$1,255,365

Liabilities and equity
Accounts payable	$101,684	$199	$29,838	$(13,958)	$117,763
Short-term debt	2,284	-	3,912	-	6,196
Accrued liabilities and other	109,561	-	23,822	-	133,383

Total current liabilities	213,529	199	57,572	(13,958)	257,342
Long-term debt	737,677	-	2,810	-	740,487
Other long-term liabilities	27,308	-	-	-	27,308
Total HNS’ equity	221,904	26,194	91,886	(118,080)	221,904
Noncontrolling interest	-	8,324	-	-	8,324

Total liabilities and equity	$1,200,418	$34,717	$152,268	$(132,038)	$1,255,365

Condensed Consolidated Balance Sheet as of December 31, 2009 (In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Cash and cash equivalents	$173,991	$1,091	$8,651	$-	$183,733
Marketable securities	31,126	-	-	-	31,126
Receivables, net	115,948	628	60,862	(14,632)	162,806
Inventories	47,437	138	12,669	-	60,244
Prepaid expenses and other	7,421	234	13,321	-	20,976

Total current assets	375,923	2,091	95,503	(14,632)	458,885
Property, net	542,642	32,792	26,530	-	601,964
Investment in subsidiaries	115,136	-	-	(115,136)	-
Other assets	102,045	3,221	29,183	-	134,449

Total assets	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298

Liabilities and equity
Accounts payable	$97,114	$2,272	$32,759	$(14,632)	$117,513
Short-term debt	2,054	-	4,696	-	6,750
Accrued liabilities and other	110,088	714	23,124	-	133,926

Total current liabilities	209,256	2,986	60,579	(14,632)	258,189
Long-term debt	710,259	-	4,698	-	714,957
Other long-term liabilities	16,191	-	-	-	16,191
Total HNS’ equity	200,040	29,197	85,939	(115,136)	200,040
Noncontrolling interest	-	5,921	-	-	5,921

Total liabilities and equity	$1,135,746	$38,104	$151,216	$(129,768)	$1,195,298

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2010

(In thousands)

	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor	Non-Guarantor
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$907,682	$1,911	$149,679	$(21,529)	$1,037,743

Operating costs and expenses:
Costs of revenues	635,057	306	109,487	(18,580)	726,270
Selling, general and administrative	168,742	3,641	29,722	(2,949)	199,156
Research and development	19,824	455	-	-	20,279
Amortization of intangible assets	2,582	168	-	-	2,750

Total operating costs and expenses	826,205	4,570	139,209	(21,529)	948,455

Operating income (loss)	81,477	(2,659)	10,470	-	89,288
Other income (expense):
Interest expense	(58,098)	-	(1,378)	152	(59,324)
Interest and other income, net	625	870	427	(152)	1,770
Equity in earnings of subsidiaries	2,252	-	-	(2,252)	-

Income (loss) before income tax expense	26,256	(1,789)	9,519	(2,252)	31,734
Income tax expense	(863)	-	(4,828)	-	(5,691)

Net income (loss)	25,393	(1,789)	4,691	(2,252)	26,043
Net (income) loss attributable to the noncontrolling interest	-	(1,214)	564	-	(650)

Net income (loss) attributable to HNS	$25,393	$(3,003)	$5,255	$(2,252)	$25,393

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2009 (In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$873,794	$9,680	$148,382	$(25,191)	$1,006,665

Operating costs and expenses:
Costs of revenues	644,750	5,281	109,870	(21,618)	738,283
Selling, general and administrative	147,793	5,173	25,810	(3,573)	175,203
Loss on impairment	44,400	-	-	-	44,400
Research and development	19,574	2,722	-	-	22,296
Amortization of intangible assets	4,038	1,126	-	-	5,164

Total operating costs and expenses	860,555	14,302	135,680	(25,191)	985,346

Operating income (loss)	13,239	(4,622)	12,702	-	21,319
Other income (expense):
Interest expense	(62,972)	-	(1,251)	129	(64,094)
Interest and other income, net	1,541	-	242	(129)	1,654
Equity in earnings of subsidiaries	4,033	-	-	(4,033)	-

Income (loss) before income tax expense	(44,159)	(4,622)	11,693	(4,033)	(41,121)
Income tax expense	(746)	-	(1,690)	-	(2,436)

Net income (loss)	(44,905)	(4,622)	10,003	(4,033)	(43,557)
Net (income) loss attributable to the noncontrolling interest	-	(1,842)	494	-	(1,348)

Net income (loss) attributable to HNS	$(44,905)	$(6,464)	$10,497	$(4,033)	$(44,905)

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2008

(In thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$894,885	$13,873	$186,728	$(35,595)	$1,059,891

Operating costs and expenses:
Costs of revenues	676,339	5,878	134,476	(31,756)	784,937
Selling, general and administrative	140,747	5,533	31,127	(3,839)	173,568
Research and development	23,931	2,902	-	-	26,833
Amortization of intangible assets	5,387	1,032	-	-	6,419

Total operating costs and expenses	846,404	15,345	165,603	(35,595)	991,757

Operating income (loss)	48,481	(1,472)	21,125	-	68,134
Other income (expense):
Interest expense	(49,898)	-	(1,429)	-	(51,327)
Interest and other income, net	2,448	-	708	-	3,156
Equity in earnings of subsidiaries	11,988	-	-	(11,988)	-

Income (loss) before income tax expense	13,019	(1,472)	20,404	(11,988)	19,963
Income tax expense	(923)	-	(6,665)	-	(7,588)

Net income (loss)	12,096	(1,472)	13,739	(11,988)	12,375
Net (income) loss attributable to the noncontrolling interest	-	(381)	102	-	(279)

Net income (loss) attributable to HNS	$12,096	$(1,853)	$13,841	$(11,988)	$12,096

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2010 (In thousands)
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$25,393	$(1,789)	$4,691	$(2,252)	$26,043
Adjustments to reconcile net income (loss) to net cash flows from operating activities	107,216	3,036	8,610	2,252	121,114

Net cash provided by operating activities	132,609	1,247	13,301	-	147,157

Cash flows from investing activities:
Change in restricted cash	1,103	-	62	-	1,165
Purchases of marketable securities	(29,280)	-	-	-	(29,280)
Proceeds from sales of marketable securities	53,693	-	-	-	53,693
Expenditures for property	(271,863)	(2,082)	(8,644)	-	(282,589)
Expenditures for capitalized software	(13,073)	-	-	-	(13,073)
Proceeds from sale of property	19	-	187	-	206
Other, net	-	-	1,462	-	1,462

Net cash used in investing activities	(259,401)	(2,082)	(6,933)	-	(268,416)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	4,761	-	4,761
Repayments of revolver borrowings	-	-	(5,347)	-	(5,347)
Long-term debt borrowings	29,702	-	1,846	-	31,548
Repayments of long-term debt	(2,054)	-	(4,190)	-	(6,244)
Debt issuance costs	(7,140)	-	-	-	(7,140)

Net cash provided by (used in) financing activities	20,508	-	(2,930)	-	17,578

Effect of exchange rate changes on cash and cash equivalents	-	-	748	-	748

Net decrease in cash and cash equivalents	(106,284)	(835)	4,186	-	(102,933)
Cash and cash equivalents at beginning of the period	173,991	1,091	8,651	-	183,733

Cash and cash equivalents at end of the period	$67,707	$256	$12,837	$-	$80,800

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2009

(In thousands)

	Eliminations	Eliminations	Eliminations	Eliminations	Eliminations
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$(44,905)	$(4,622)	$10,003	$(4,033)	$(43,557)
Adjustments to reconcile net income (loss) to net cash flows from operating activities	202,417	8,534	(8,556)	4,033	206,428

Net cash provided by operating activities	157,512	3,912	1,447	-	162,871

Cash flows from investing activities:
Change in restricted cash	(1)	-	(107)	-	(108)
Purchases of marketable securities	(41,080)	-	-	-	(41,080)
Proceeds from sales of marketable securities	10,000	-	-	-	10,000
Expenditures for property	(133,746)	(4,837)	(12,119)	-	(150,702)
Expenditures for capitalized software	(12,772)	-	-	-	(12,772)
Proceeds from sale of property	14	3	380	-	397
Long-term loan receivable	(10,000)	-	-	-	(10,000)
Other, net	(410)	-	(345)	-	(755)

Net cash used in investing activities	(187,995)	(4,834)	(12,191)	-	(205,020)

Cash flows from financing activities:
Short-term revolver borrowings	-	-	6,791	-	6,791
Repayments of revolver borrowings	-	-	(7,861)	-	(7,861)
Long-term debt borrowings	138,024	-	9,825	-	147,849
Repayments of long-term debt	(4,894)	-	(7,481)	-	(12,375)
Debt issuance costs	(4,612)	-	-	-	(4,612)

Net cash provided by financing activities	128,518	-	1,274	-	129,792

Effect of exchange rate changes on cash and cash equivalents	-	-	(4,172)	-	(4,172)

Net increase (decrease) in cash and cash equivalents	98,035	(922)	(13,642)	-	83,471
Cash and cash equivalents at beginning of the period	75,956	2,013	22,293	-	100,262

Cash and cash equivalents at end of the period	$173,991	$1,091	$8,651	$-	$183,733

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

(In thousands)

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities:
Net income (loss)	$12,096	$(1,472)	$13,739	$(11,988)	$12,375
Adjustments to reconcile net income (loss) to net cash flows from operating activities	40,452	8,174	(2,824)	11,988	57,790

Net cash provided by operating activities	52,548	6,702	10,915	-	70,165

Cash flows from investing activities:
Change in restricted cash	3,577	-	(473)	-	3,104
Proceeds from sales of marketable securities	11,090	-	-	-	11,090
Expenditures for property	(69,535)	(4,839)	(7,295)	-	(81,669)
Expenditures for capitalized software	(14,564)	-	-	-	(14,564)
Acquisition of Helius, net of cash received	(10,543)	-	-	-	(10,543)

Net cash used in investing activities	(79,975)	(4,839)	(7,768)	-	(92,582)

Cash flows from financing activities:
Net increase in notes and loans payable	-	-	223	-	223
Long-term debt borrowings	173	-	3,433	-	3,606
Repayments of long-term debt	(10,320)	-	(3,429)	-	(13,749)

Net cash provided by (used in) financing activities	(10,147)	-	227	-	(9,920)

Effect of exchange rate changes on cash and cash equivalents	-	-	3,372	-	3,372

Net increase (decrease) in cash and cash equivalents	(37,574)	1,863	6,746	-	(28,965)
Cash and cash equivalents at beginning of the period	113,530	150	15,547	-	129,227

Cash and cash equivalents at end of the period	$75,956	$2,013	$22,293	$-	$100,262

Note 21:	Supplementary Unaudited Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial data, which included all adjustments that are necessary, in the opinion of our management, for a fair presentation of its results of operations for the interim periods (in thousands):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Revenue	$242,143	$251,333	$264,715	$279,552
Gross margin	$65,607	$72,545	$80,553	$92,768
Net income (loss) attributable to HNS	$(5,562)	$2,794	$10,800	$17,361
Net income (loss)	$(5,459)	$2,601	$10,745	$18,156
2009:
Revenue	$239,754	$255,106	$250,469	$261,336
Gross margin	$59,003	$66,731	$67,929	$74,719
Net income (loss) attributable to HNS	$(4,854)	$(45,710)	$(1,570)	$7,229
Net income (loss)	$(4,464)	$(45,260)	$(1,354)	$7,521

Note 22:	Subsequent Event

Agreement and Plan of Merger

On February 13, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EchoStar Corporation, a Nevada corporation (“EchoStar”), EchoStar Satellite Services L.L.C., a Colorado limited liability

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

company (“Satellite Services”), and Broadband Acquisition Corporation, a Delaware corporation (“Merger Sub”), pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into HCI (the “Merger”), with HCI continuing as the surviving entity and becoming a wholly owned subsidiary of EchoStar.

Pursuant to the Merger Agreement, upon the closing of the Merger, each of HCI’s issued and outstanding share of common stock (other than any HCI’s common stock with respect to which appraisal rights have been duly exercised under Delaware law) will automatically be converted into the right to receive $60.70 in cash (without interest) and cancelled. Vested restricted stock award and restricted stock units will become HCI’s common stock upon the closing of the Merger and are therefore entitled to the right to receive $60.70 in cash (without interest) and cancelled. Unvested restricted stock awards and restricted stock units at the closing of the Merger have the right to receive $60.70 in cash (without interest) and cancel, payable at the time such restricted stocks vest.

Vested stock options to acquire HCI’s common stock will continue to be outstanding until the closing of the Merger. Upon the closing of the Merger, vested options will be cancelled, and within 10 days after the closing of the Merger, each vested stock option will receive $60.70 in cash (without interest) minus the exercise price of the stock option per share. Unvested stock option at closing of the Merger will be converted into the right to receive $60.70 in cash (without interest) minus the exercise price of the stock option per share and cancel, payable at the time such options vest.

The Merger Agreement also contemplates to refinance certain of the Company’s existing debts, including the 2009 and 2006 Senior Notes. The COFACE Guaranteed Facility will continue to remain outstanding following the Merger if the requisite lender consents thereunder are obtained.

Each of the boards of directors of HCI and Merger Sub approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, their respective companies and stockholders, to enter into the Merger Agreement and to consummate the Merger and the transactions and agreements contemplated thereby. The board of directors of EchoStar approved the Merger Agreement and deemed it advisable and fair to, and in the best interests of, its stockholders to enter into the Merger Agreement and to consummate the transactions and agreements contemplated thereby.

The Merger is expected to close later this year, subject to certain closing conditions, including among others, (i) receiving the required approvals of HCI’s stockholders, which approval was effected on February 13, 2011, by written consent of a majority of HCI’s stockholders (the “Majority Stockholders’ Written Consents”), (ii) 20 business days having elapsed since the mailing to HCI’s stockholders of the definitive information statement, with respect to such adoption of the Merger Agreement, in accordance with the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, (iii) receiving certain government regulatory approvals, including approval by the Federal Communications Commission (“FCC”), the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of the consents required under certain export control laws, (iv) the absence of any order or injunction by a court of competent jurisdiction preventing the consummation of the Merger, and the absence of any action taken, or any law enacted, entered, enforced or made applicable to the Merger, by any governmental entity that makes the consummation of the Merger illegal or otherwise restrains, enjoins or prohibits the Merger, (v) the absence of any proceeding in which the Office of Communications of the United Kingdom seeks to prohibit or enjoin the Merger, (vi) the accuracy of the representations and warranties made by HCI, EchoStar and Merger Sub, (vii) the performance, in all material respects, by each of HCI, EchoStar and Merger Sub of all its respective obligations, agreements and covenants under the Merger Agreement, (viii) subject to certain customary exceptions, the absence of (a) a change or event that has a material adverse effect on the business, financial condition or results of operations of Hughes and its subsidiaries, taken as a whole or (b) any event, change, occurrence or effect that would prevent, materially delay or materially impede the performance by HCI of its obligations under this Agreement or the consummation of the transactions contemplated hereby, if not cured, in either case since February 13, 2011 and (ix) holders of HCI’s common stock representing in excess of 25% of HCI’s outstanding common stock shall not have exercised (or if exercised, shall not have withdrawn prior to the commencement of the marketing period for the financing of the pending transaction) rights of dissent in connection with the Merger. The Merger Agreement clarifies that no party may rely on a failure of conditions to be satisfied if such party’s breach was the proximate cause of the failure.

The Merger Agreement contains customary representations, warranties and covenants of HCI, EchoStar and Merger Sub. In particular, HCI makes certain representations and warranties related to the business in which it operates, including with respect to its communications licenses; the health of its satellite currently in orbit and other related information; that there are no claims under coordination and concession agreements; the status of our earth stations; and compliance with

HUGHES NETWORK SYSTEMS, LLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

regulatory and export control laws. EchoStar and Merger Sub also make a representation that EchoStar and Satellite Services have sufficient financing in order to complete the Merger.

HCI has agreed to various covenants in the Merger Agreement, including, among others, covenants (i) to use commercially reasonable efforts to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and completion of the Merger, (ii) not to engage in certain kinds of transactions during this interim period and (iii) to cooperate and use commercially reasonable efforts to take all actions necessary to obtain all governmental and antitrust, FCC and regulatory approvals, subject to certain customary limitations. As noted above, EchoStar and Satellite Services represent and warrant in the Merger Agreement that at the closing of the Merger they will have access to sufficient funds to consummate the Merger and the other transactions contemplated by the Merger Agreement, and there is no closing condition related to them having procured such financing.

The Merger Agreement also contains a covenant pursuant to which HCI has agreed, subject to certain customary exceptions described below, that it will not, and will cause its representatives not to, solicit, facilitate (including by providing information) or participate in any negotiations or discussions with any person relating to, any takeover proposal, as further described in the Merger Agreement. The Merger Agreement contains a “fiduciary-out” provision, which provides that, prior to the time HCI’s stockholders have adopted and approved the Merger Agreement (which adoption and approval was obtained on February 13, 2011 pursuant to the Majority Stockholders’ Written Consents), HCI’s board of directors may engage with alternative purchasers, change its recommendation to its stockholders or enter into a definitive agreement with respect to an unsolicited acquisition proposal, only if HCI’s board of directors have determined in good faith (a) that failure to take such action is likely to be inconsistent with the board’s fiduciary duties, and (b) that the acquisition proposal constitutes a “Superior Proposal.” However, as HCI’s stockholders have approved and adopted the Merger Agreement, the “fiduciary-out” provision no longer provides an exception to the non-solicitation obligations described in this paragraph.

The Merger Agreement also contains a covenant pursuant to which EchoStar or the surviving entity must indemnify officers, directors and employees of Hughes and its subsidiaries for a period of six years following the closing of the Merger for all liabilities or claims related to their service or employment with HCI’s or its subsidiaries occurring prior to the closing of the Merger. This covenant further requires EchoStar to keep in place HCI’s directors and officers liability and fiduciary liability insurance policies in effect at the closing, or purchase a “tail policy” offering similar coverage unless HCI purchases such a policy prior to closing.

The Merger Agreement contains certain termination rights for both HCI and EchoStar. In addition to certain termination rights related to breaches of the agreement or actions taken by HCI with respect to alternative transactions, so long as the failure of the terminating party to comply with its obligations is not the cause for delay in closing, each of EchoStar and HCI has the right to terminate the Merger Agreement unilaterally if the Merger has not closed by a date nine months from the execution of the Merger Agreement. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, HCI may be required to pay EchoStar a termination fee of $45 million.

The Merger Agreement also contains termination and other rights related to the occurrence of certain reductions in performance or total loss of HCI’s satellite currently in orbit, and certain waivers increasing risks associated with construction, launch or operation of HCI’s satellite currently under construction (a “Material Satellite Event”). Upon a Material Satellite Event, EchoStar is entitled to terminate the Merger Agreement until 60 days after HCI provides a written plan describing its intended response (the “Mitigation Plan”). If EchoStar has not provided written consent to the Mitigation Plan 30 days after delivery, HCI can then terminate the Merger Agreement. In addition, from the date of any Material Satellite Event until EchoStar’s approval of the Mitigation Plan, HCI will also be required to provide EchoStar with daily reports of customer complaints and subscriber cancellations.

The foregoing description of the Merger Agreement and the transactions and agreements contemplated thereby does not purport to be complete and is subject to and qualified in its entirety by reference to the Merger Agreement.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Set forth below is certain information concerning members of our Board of Managers, our executive officers and certain other officers. Our Board of Managers is composed of four members. Each manager is elected for a one-year term or until such person’s successor is duly elected or qualified.

Name	Age	Position
Pradman P. Kaul	64	Chief Executive Officer, President and Chairman of the Board of Managers
Grant A. Barber	51	Executive Vice President and Chief Financial Officer
T. Paul Gaske	57	Executive Vice President, North American Division
Adrian Morris	56	Executive Vice President, Engineering
Bahram Pourmand	64	Executive Vice President, International Division
Bob Buschman	61	Senior Vice President, Jupiter
George Choquette	53	Senior Vice President, Engineering
Mike Cook	57	Senior Vice President, North America Sales and Marketing
John Corrigan	57	Senior Vice President, Engineering
Estil Hoversten	74	Senior Vice President
Tom Hsu	65	Senior Vice President, Terrestrial Microwave
Robert Kepley	53	Senior Vice President, Engineering
Sandi Kerentoff	57	Senior Vice President, Administration and Human Resources
Dean A. Manson	44	Senior Vice President, General Counsel and Secretary
Thomas J. McElroy	55	Senior Vice President and Controller
John McEwan	58	Senior Vice President, Operations
Ashok Mehta	56	Senior Vice President, Business InformationTechnology Services
Vinod Shukla	62	Senior Vice President, International Division
David Zatloukal	53	Senior Vice President, North American Operations
Deepak V. Dutt	66	Vice President and Treasurer
Andrew D. Africk	44	Member of the Board of Managers
Jeffrey A. Leddy	55	Member of the Board of Managers
Aaron J. Stone	38	Member of the Board of Managers

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

Bob Buschman—Senior Vice President, Jupiter. Mr. Buschman has been our Senior Vice President, Telematics since August 2007. From 1998 to 2007, Mr. Buschman has been responsible for the development of the SPACEWAY System including the procurement of the SPACEWAY satellite. Mr. Buschman joined us in 1975 as a hardware designer and has held a variety of engineering and program management positions involving digital transmission over satellite and cellular systems. Mr. Buschman received a Bachelor of Science degree in Electrical Engineering from the University of Maryland and a Master of Science degree in Computer Science from George Washington University. He is also co-inventor on two patents in digital communications.

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

Tom Hsu—Senior Vice President, Terrestrial Microwave. Mr. Hsu has been our Senior Vice President, Terrestrial Microwave group since 1999. Mr. Hsu oversees profit and loss, product strategy, product design and development, product marketing and sales, business development, field deployment, and after-sales support. Prior to this, Mr. Hsu held a variety of engineering, marketing and business management positions throughout his career with us, including Vice President of Software Engineering and Vice President of Business Development for our Wireless Network Division. Mr. Hsu has a Master of Science degree in Computer Science from the University of Massachusetts, a Master of Science degree in Mathematics from the University of East Texas State and a Bachelor of Science degree in Mathematics from Chung Yuan University in Taiwan.

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

Dean A. Manson—Senior Vice President, General Counsel and Secretary. Mr. Manson has been our and HCI’s Senior Vice President, General Counsel and Secretary since August 2007, prior to which he was our Vice President, General Counsel and Secretary since November 2004 and HCI’s Vice President, General Counsel and Secretary since February 2006. Mr. Manson also serves as a director or officer for several of our subsidiaries. Before joining us in June 2000 as an Assistant Vice President, Legal Mr. Manson was associated with the law firm of Milbank, Tweed, Hadley & McCloy LLP. Mr. Manson earned a Bachelor of Science degree in Engineering from Princeton University and a Juris Doctorate degree from Columbia University School of Law.

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

Andrew D. Africk—Member of the Board of Managers. Mr. Africk has served on our Board of Managers since April 22, 2005. Mr. Africk is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Mr. Africk has significant experience making and managing private equity investments on behalf of Apollo and has over 18 years experience financing, analyzing and investing in public and private companies. Mr. Africk led the diligence team for the acquisition of the majority ownership of HCI by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Africk also serves on the board of directors of HCI, Hughes Telematics and SOURCECORP, Incorporated. From 1999 to 2008, Mr. Africk served on the board of directors of LightSquared, Inc. (“LightSquared,” formerly SkyTerra Communications, Inc.), including its predecessor. From 2005 to 2008, Mr. Africk served as the vice chairman of the board of directors of Intelsat Holdings, Ltd. From 2003 to 2006, Mr. Africk served on the board of directors of Superior Essex Inc. From 2001 to 2008, Mr. Africk served on the board of directors of Mobile Satellite Ventures. For 2003 to 2008, Mr. Africk served on the board of directors of Terrestar Networks, Inc. From 2007 to 2008, Mr. Africk served on the board of directors of Terrestar Global, Inc. From October 2009 to December 2009, Mr. Africk served on the boards of directors of Parrallel Petroleum. Mr. Africk serves as the chairman of the Nominating and Corporate Governance Committee and Compensation Committee of HCI.

Jeffrey A. Leddy—Member of the Board of Managers. Mr. Leddy has served on our Board of Managers since April 22, 2005. Mr. Leddy is also a director of HCI. Mr. Leddy is currently the Chief Executive Officer of Hughes Telematics and has more than 30 years of experience with communications companies. He previously served as LightSquared’s Chief Executive

Officer and President from April 2003 through December 2006, having served as its President and Chief Operating Officer since October 2002 and its Senior Vice President of Operations since June 2002. From September 1980 to December 2001, Mr. Leddy worked for EMS Technologies, most recently as a Vice President. Mr. Leddy also currently serves on the board of directors of Hughes Telematics and Hughes Systique Corporation.

Aaron J. Stone—Member of the Board of Managers. Mr. Stone has served on our Board of Managers since April 22, 2005. Mr. Stone is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Mr. Stone has significant experience making and managing private equity investments on behalf of Apollo and has over 14 years experience financing, analyzing and investing in public and private companies. Mr. Stone worked with the diligence team for the acquisition of the majority ownership of HCI by Apollo and has worked closely with the management of the Company since the acquisition. Mr. Stone also serves on the board of directors of AMC Entertainment Inc., Hughes Telematics, Inc., Parallel Petroleum, Connections Academy, LLC and HCI. From 2005 to 2008, Mr. Stone served on the boards of directors of LightSquared, Intelsat Holdings, Ltd. and Mobile Satellite Ventures. From 2004 to 2007, Mr. Stone served on the board of directors of Educate, Inc. Mr. Stone also serves on the Nominating and Corporate Governance Committee and the Compensation Committee of HCI.

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

Compensation Objectives and Philosophy

The primary objective of our executive compensation program is to closely align the compensation paid to our executive officers, including our Named Executive Officers, with the short-term and long-term performance of the Company and to allow the Company to attract, retain and motivate key executives with talent critical to drive long-term success and create value to the Company. The Compensation Committee seeks to achieve this objective by linking a substantial portion of each executive’s total compensation to the achievement of the Company’s financial and operational goals. Our executive compensation program provides for both guaranteed compensation and incentive compensation based on the Company’s performance, which is designed to motivate our executives to achieve the business goals set by the Company and to reward the executives for achieving these goals. Guaranteed compensation consists primarily of base salary, which represents 50% or less of total direct compensation. Incentive compensation consists of annual performance bonuses and equity compensation.

The Compensation Committee evaluates individual and Company performance with a goal of setting total compensation at levels that the Compensation Committee believes are competitive with the compensation paid to executives in companies of similar size and industry while also taking into account internal comparisons (including performance and levels of responsibility). The Compensation Committee believes that base salaries should be competitive to attract and retain qualified executive officers, and that executive officers should be provided opportunities to own shares of the Company’s stock to align their interests with the Company’s shareholders. In addition, the Compensation Committee believes that incentive compensation should be based primarily on the accomplishment of the Company’s performance goals in the interest of building a cohesive management team. We believe that our current executive compensation program provides an overall level of target compensation and compensation opportunity that is appropriate for a Company of our size and industry.

Elements of Compensation

The Compensation Committee establishes the elements of our executive compensation program and determines the amount of total compensation to be paid to each of our Named Executive Officers. Members of management generally do not play a role in establishing the elements of compensation or the amount of compensation awarded to executives, including Named Executive Officers, other than to make recommendations to the Compensation Committee regarding Company Performance Targets used to determine annual bonuses, as discussed below. In 2010, the Compensation Committee engaged Semler Brossy Consulting Group, LLC, a compensation consultant, to assist the Compensation Committee and the Company in analyzing the compensation provided to our Named Executive Officers.

Our executive compensation program consists of the following key elements:

•	base salary

•	annual performance bonuses

•	equity compensation

•	perquisites and other compensation

Our Named Executive Officers also participate in the Company’s and HCI’s other employee benefit plans on the same terms as other employees. Our benefit plans include medical and dental coverage, long and short term disability coverage and basic life insurance equal to two times annual base salary (maximum $500,000). In addition, Pradman Kaul, our Chief Executive Officer, receives enhanced medical coverage for which he has no premium payment and no co-payments.

Base Salary—Base salaries for our Named Executive Officers are established at the beginning of the term of each executive’s employment agreement based on the executive’s responsibilities and a comparison to competitive market levels for the executive’s job function. The base salaries of our Named Executive Officers are reviewed on an annual basis by the Compensation Committee and at the time of a promotion or a significant change in responsibility. Factors considered for salary increases, although informally applied, are: individual and corporate performance, individual level of responsibility, inflation, contributions to the Company’s overall success, and current competitive market levels. For 2009, the Compensation Committee did not grant salary increases. For 2010, after review of the competitive market levels, individual performance, level of responsibility and Company performance, the Compensation Committee granted salary increases to our general employee population including the Named Executive Officers. As a result, the 2010 base salaries of our Named Executive Officers were as follows effective April 1, 2010: from $620,090 to $700,000 for Mr. Kaul, from $382,200 to $400,000 for Mr. Barber, from $426,983 to $462,000 for Mr. Gaske, $427,733 to $445,000 for Mr. Pourmand and from $382,200 to $400,000 for Mr. Morris. On February 7, 2011, the Compensation Committee approved 3.5% increases to each Named Executive Officer for 2011, effective April 1, 2011. These increases were based on competitive market levels, individual performance, and company performance.

Annual Performance Bonuses—The Annual Incentive Plan (the “AIP”) is an annual performance bonus program adopted by the Compensation Committee under the HCI 2006 Equity and Incentive Plan, or the Plan. The AIP is designed to provide cash awards to our executive officers for achieving the Company’s financial and operational goals. The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Our Named Executive Officers and other officers of the Company and HCI participate in the AIP. Annual performance bonuses awarded under the AIP are reviewed and approved by the Compensation Committee and are paid in cash in a lump sum in the first quarter following the completion of each fiscal year. Annual performance bonuses for 2010 were awarded to all of our Named Executive Officers. Pursuant to his employment agreement and the AIP, each executive officer is eligible to receive an annual performance bonus up to an amount equal to a specified percentage of the executive’s annual base salary, which we refer to as the executive’s bonus target. For 2010, based on seniority and level of responsibility, the Compensation Committee set the bonus targets for each of our Named Executive Officers at 100% for Mr. Kaul, 70% for Mr. Gaske, and 60% for Messrs. Barber, Pourmand and Morris.

The Compensation Committee annually determines a bonus pool for the year based on each executive’s target bonus amount and competitive market levels among the Company’s peer group (as discussed under “Targeted Compensation”) and makes awards under the AIP based on the level of achievement of our performance targets. The Compensation Committee may increase the annual performance bonus paid to the executive up to an additional 50% of the executive’s target bonus amount if the Company’s performance targets are exceeded. The Company performance targets to be used are established by the Compensation Committee at the beginning of each fiscal year based on financial and other metrics that the Compensation Committee has determined are indicative of the Company’s annual performance and position in the market. For 2010, the performance target components were revenue of $1,100 million, adjusted EBITDA of $220.0 million and cash balance of $175 million (referred to collectively as the Company Performance Targets) and a subjective factor to be determined by the Compensation Committee. If the Company achieves the annual budgeted amount for each of the Company Performance Targets, the Compensation Committee will award 100% of the bonus pool to the executives that participate in the AIP, with our revenue, adjusted EBITDA, cash balance and the subjective factor (based on overall Company performance) weighted at 30%, 40%, 15%, and 15%, respectively. Weight is allocated among the Company Performance Targets based on the significance of the target to the Company’s overall performance. Historically, the Compensation Committee has weighted the subjective factor at 15% of the total bonus amount and determined not to adjust the weight for 2010. The measurement of actual performance is determined by interpolating the results on a straight line basis against the Company Performance Targets. If any of the Company Performance Targets fall below 90% of the budgeted amount, no weight will be awarded for that target. For 2010, the Compensation Committee awarded the following percentages of each Named Executive Officer’s 2010 base salary under the AIP: 100% to Mr. Kaul, 70% to Mr. Gaske, and 60% to Messrs. Barber, Pourmand and Morris, thus each of our Named Executive Officers received his target award. The actual 2010 AIP amounts awarded to each of our

Named Executive Officers are shown in the Non-Equity Incentive Compensation column of the Summary Compensation Table. The following table sets forth the percentage of the bonus pool that the Compensation Committee would award based on the targets established by the Compensation Committee for 2010 AIP awards:

	% of Budget Amount Achieved
	90%	95%	100%	110%
Revenue	12%	21%	30%	45%
Adjusted EBITDA(1)	0%	30%	40%	60%
Cash balance	9%	12%	15%	22.5%
Subjective	0%	8%	15%	22.5%

Total	21%	71%	100%	150%

(1)	Adjusted EBITDA is defined as earnings (losses) before interest, income taxes, depreciation, amortization, equity incentive plan compensation and other adjustments permitted by the debt instruments of HNS. For the fiscal year ended December 31, 2010, Adjusted EBITDA is calculated from our audited financial statements by beginning with GAAP net income (i) adding back interest expense; income tax expense; depreciation and amortization; equity plan compensation expense; and class action settlement; then (ii) subtracting interest income. Interest expense, interest income, and income tax expense appear as line items on the Consolidated Statement of Operations. Depreciation and amortization appear as a line item on the Consolidated Statement of Cash Flows. The equity plan compensation expense of $7.2 million and reserve for class action settlement for the year ended December 31, 2010 are included in the Consolidated Statement of Operations as part of general and administrative expense.

The following table sets forth the actual performance by the Company for each of the Company Performance Targets established by the Compensation Committee for 2010 AIP awards and the corresponding AIP payout associated with each target (dollars in millions):

	Actual Performance	% of Budget Achieved	% Payout(1)
Revenue	$1,037.7	94.3%	19.8%
Adjusted EBITDA	$228.6	103.9%	47.9%
Cash balance	$182.7	104.4%	18.3%
Subjective		15.0%	15.0%

Total			101.0%

(1)	The Company performance was 101.0%; however, AIP awards were paid at 100.0% based on the approval of the Compensation Committee.

Equity Compensation— Our equity compensation is entirely incentive based compensation and is designed to serve as a retention tool and to provide a long-term incentive to employees directly related to the success of the Company. Our Named Executive Officers are eligible to participate in the Plan, which provides for equity awards including restricted stock, stock options, stock appreciation rights and other equity based awards of HCI. The performance of each Named Executive Officer is reviewed annually by the Compensation Committee to determine if an equity award is appropriate and the level of any such award, however, the Compensation Committee does not anticipate making awards of equity compensation each year.

On October 14, 2010 each of our Named Executive Officers was awarded options to purchase HCI’s common stock under the Plan. Mr. Kaul was awarded 35,000 options and each of Messrs. Barber, Gaske, Pourmand and Morris were awarded 15,000 options. Mr. Kaul received more options due to his level of responsibility and market comparisons. These options are subject to time vesting restrictions over four years and vest 50% on October 14, 2012, 25% on October 14, 2013 and 25% on October 14, 2014. These options have an exercise price of $28.85, the closing price of HCI’s common stock on October 14, 2010, the grant date of the options.

Perquisites and Other Compensation—HCI provides our Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with the Company’s overall executive compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee annually reviews the levels of perquisites and other personal benefits provided to our Named Executive Officers, which include, without limitation:

•	A car allowance in the amount of $15,120 per year is provided to Mr. Kaul and a car allowance in the amount of $12,940 per year is provided to each of Messrs. Barber, Gaske, Pourmand, and Morris.

•

Financial planning services are provided to Mr. Kaul and Mr. Gaske. These services were in place prior to the assumption of their employment agreements by HCI and HCI has agreed to continue to provide these services.

•	Enhanced medical coverage is provided to Mr. Kaul, for which he has no premium payment and no co-payments.

Targeted Compensation

Target total compensation for each Named Executive Officer is established by the Compensation Committee based on peer group data, internal equity considerations and performance of the Company and individual. Members of management do not play a role in establishing the target compensation for our Named Executive Officers; however, management recommends to the Compensation Committee the Company Performance Targets that are used to determine the annual performance bonus payments under the AIP. The Compensation Committee may, in its discretion, use or modify the Company Performance Targets recommended by management. In 2010, the Compensation Committee engaged Semler Brossy Consulting Group which provides executive compensation reports. The peer group used by Semler Brossy included: Cincinnati Bell, Inc, Frontier Communications, General Communications Inc, Global Crossing, Leap Wireless International Inc, Loral Space & Communications, Mediacom Communications, NTELOS Holdings Corp, PAETEC Holdings Corp, RCN Corp, SAVVIS, TW Telecom, ViaSat, Vonage and XO Holdings. The Company’s peer group consists of companies with which management and the Compensation Committee believe we compete for executive talent and stockholder investment. The Semler Brossy report for 2010 showed the following results when we were compared to the peer group companies:

HNS Compared to Competitive Market – Proxy Data
Position	Executive	Officer Comparison	Base Salary Percentile	Total Cash Compensation Percentile	Total Direct Compensation Percentile
Chief Executive Officer	Pradman Kaul	CEO	43rd	32nd	10th
Chief Financial Officer	Grant Barber	CFO	71st	43rd	6th
Executive Vice President	T. Paul Gaske	2nd highest paid	62nd	60th	6th
Executive Vice President	Bahram Pourmand	3rd highest paid	88th	69th	24th
Executive Vice President	Adrian Morris	5th highest paid	93rd	88th	31st

The Compensation Committee seeks to set total compensation at levels that the Compensation Committee believes will retain our Named Executive Officers and at amounts that are competitive with the compensation paid to executives in similar companies. Upon review of the Semler Brossy report for 2010, the Compensation Committee determined that, other than an additional award of stock options, no changes to the Company’s current executive compensation program were necessary.

The Compensation Committee believes that as an executive’s level of seniority and responsibility within the Company increases, a greater percentage of the executive’s compensation should be tied to the Company’s performance. Accordingly, the Compensation Committee set total compensation targets for 2010 as the following:

	Base Salary as a % of Total Compensation	Bonus Target as a % of Total Compensation	Equity Target as a % of Total Compensation
Chief Executive Officer	31%	31%	38%
Chief Financial Officer	43%	26%	32%
Executive Vice Presidents	43%	26%	32%

Change of Control Benefits—On February 13, 2011, in connection with the pending acquisition of HCI, by EchoStar Corporation, HCI adopted Change of Control Bonus Programs for the benefit of its Named Executive Officers (each, a “Bonus Program”). Pursuant to each Bonus Program, upon a change of control of the Company (a “Change of Control”), including an acquisition by an individual or group of more than 50% of the voting power of the Company or certain mergers or consolidations of the Company, up to two cash payments (each, a “Bonus”) will be made to each of the Company’s Named Executive in order to compensate them for their efforts to consummate the sale of the Company. The amount of each Bonus paid to each Executive is calculated based on the price per share of the Company’s common stock, par value $0.001 per share, realized in the Change of Control.

Provided that the Executive remains employed by the Company or has been terminated without cause, for good reason or by reason of death or disability, a Bonus will be paid within 10 days following the consummation of the Change of Control as follows: $5.35 million to Mr. Kaul, $2.4 million to Mr. Gaske, $1.9 million to Messrs. Barber, Morris, and Pourmand.

In addition, within 6 months following the consummation of the Change of Control (provided that on the date of such payment the Executive remains employed by the Company or has been terminated without cause, for good reason or by reason of death or disability), a second Bonus, equal in amount to the first Bonus, will be paid.

The obligations of the Company to make payments under each Bonus Program are contractual only, and all such payments will be made from the general assets of the Company. Each Bonus Program will terminate on December 31, 2011 if a Change of Control has not been consummated by such date.

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

The Compensation Committee generally structures the Company’s and HCI’s compensation programs, where feasible, to minimize or eliminate the impact of the limitations of Section 162(m) of the Code. However, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) of the Code when it believes that such payments are appropriate and in the best interests of its stockholders, after taking into consideration changing business conditions or the officer’s performance. With respect to awards intended to qualify as performance-based compensation under Section 162(m) of the Code, no payment may be made under our compensation program prior to certification by the Compensation Committee that the applicable performance goals have been attained. The Company believes that the compensation paid under our compensation program in 2010 is fully deductible for federal income tax purposes.

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

COMPENSATION COMMITTEE

Andrew D. Africk, Chairman
Aaron J. Stone

Risk Analysis

Each year, the Compensation Committee reviews the Company’s compensation policies and practices, to ensure they do not cause any risks to the Company that are reasonably likely to have a material adverse effect on the Company. Specifically, the Compensation Committee discussed at a meeting of the committee held on February 8, 2011, how the Company’s compensation policies and practices for employees affect the Company’s risk. The committee feels that its compensation policies and practices for its Named Executive Officers and employees are not reasonably likely to have a material adverse effect on the Company or its business. The Company’s compensation structure contains various features that mitigate risk. For example:

•	The Company offers diverse compensation programs.

•	The Company periodically benchmarks its compensation programs and overall compensation structure to be consistent with industry practices.

•	The Company sets reasonable bonus targets for executives and employees and requires that certain performance metrics are achieved before bonuses will be paid.

•	Neither of the Company’s two principal business units carry a significant portion of the Company’s overall risk profile on a stand-alone basis.

•	Generally, the Company’s compensation policies and practices are uniform across each of its business units and geographic regions.

•

The mix of compensation among base salary and incentive bonus, with substantially all of the employees receiving a significant portion of their overall compensation in the form of base salary, does not encourage excessive risk taking.

•

All of the equity awards granted to employees under the Company’s equity-based plans are subject to multi-year time vesting, which requires an employee to commit to a longer period of employment for such awards to be valuable.

•

The structure of the Company’s annual incentive bonus plan, applicable to its executive officers, provides for multiple pay-out levels based on pre-established targets as compared to a single pay-out level, which could encourage excessive risks among employees to achieve such target or otherwise be ineligible for any bonus.

Summary Compensation Table

The following table sets forth, for the years ended December 31, 2010, 2009 and 2008 the compensation for services in all capacities earned by our Named Executive Officers. All of our Named Executive Officers are officers and employees of HCI and provide services to the Company. All compensation reflected in this section was paid or awarded directly by HCI, which in turn bills HNS for 98% of the base salaries and all other compensation of our Named Executive Officers plus a 2% service fee. The remaining 2% of the base salaries and all other compensation paid to our Named Executive Officers are expensed by, and for service to, HCI. The compensation reflected in the Summary Compensation Table below is for service to the Company and HCI.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards ($)	Option Awards(2) ($)	Non-Equity Compensation(1) ($)	Change in Non- Qualified Deferred Earnings ($)	Compensation ($)	Total ($)
Pradman Kaul(3) CEO and Chairman of the Board	2010 2009 2008	707,231 632,630 637,370	105,000 94,000 94,000	- - -	410,327 465,000 2,443,000	595,000 465,000 602,000	- - -	164,667 147,197 127,183	1,982,225 1,803,827 3,903,553

Grant Barber(4) Chief Financial Officer	2010 2009 2008	395,211 382,200 382,351	36,000 35,000 35,000	- - -	175,855 116,250 610,750	204,000 172,000 223,000	- - -	58,766 50,572 52,341	869,832 756,022 1,303,441

Paul Gaske(5) Executive Vice President	2010 2009 2008	452,585 439,565 437,656	48,600 45,000 45,000	- - -	175,855 116,250 610,750	275,400 225,000 290,000	- - -	94,654 77,806 71,391	1,047,094 903,621 1,454,797

Bahram Pourmand(6) Executive Vice President	2010 2009 2008	448,515 426,754 426,754	40,000 39,000 39,000	- - -	175,855 116,250 610,750	227,000 193,000 249,000	- - -	69,451 60,230 62,435	960,821 835,234 1,387,939

Adrian Morris(7) Executive Vice President	2010 2009 2008	391,174 370,061 367,203	36,000 34,000 34,000	- - -	175,855 116,250 610,750	204,000 165,000 214,000	- - -	61,528 48,146 49,287	868,557 733,457 1,275,240

(1)	Each year, we award a bonus to each Named Executive Officer under the AIP that consists of amounts awarded in connection with the achievement of the Company Performance Targets and the subjective factor collectively. The amounts reflected in the Bonus column include the portion of the AIP award paid to each Named Executive Officer based on the subjective factor. Amounts paid in connection with the achievement of the Company Performance Targets are reflected in the Non-Equity Incentive Plan Compensation column.
(2)	On October 14, 2010, Mr. Kaul was awarded 35,000 stock options and Messrs. Barber, Gaske, Pourmand and Morris were each awarded 15,000 stock options. On April 24, 2008, Mr. Kaul was awarded 100,000 stock options and Messrs. Barber, Gaske, Pourmand and Morris were each awarded 25,000 stock options. Each of these stock options was exchanged on April 16, 2009 for substantially similar stock options. The amounts listed reflect the full, grant date, market value of the options as determined in accordance with ASC Topic 718, “Compensation-Stock Compensation”, $24.43 as of April 24, 2008, $4.65 as of April 16, 2009 and $11.72 as of October 14, 2010. See Note 15—Employee Share-Based Payments to the Company’s audited consolidated financial statements included in Item 8 of this report for a discussion of the assumptions made in the valuation of the option awards.
(3)	For 2010, Mr. Kaul’s salary includes his salary earned of $678,494, plus $28,738 accrued, but unused paid time off (PTO). For 2009, Mr. Kaul’s salary includes his salary earned of $620,111 plus $12,519 accrued, but unused paid time off (PTO). For 2008, Mr. Kaul’s salary includes his salary earned of $620,110 plus $17,260 accrued, but unused PTO. Mr. Kaul’s all other compensation includes the Company’s matching contributions to our qualified 401(k) plan of $14,700 for 2010, $14,700 for 2009, and $13,800 for 2008, and our non-qualified excess benefit plan of $91,050 for 2010, $31,482 for 2009, and $57,769 for 2008, a special after tax bonus of $32,784 in lieu of a company contribution to the non-qualified excess benefit plan in 2009; a car allowance of $15,120 for 2010 and 2009, and $15,702 for 2008, executive medical coverage of $24,546 for 2010, $20,205 for 2009, and $16,757 for 2008; financial planning services in the amount of $12,804 for 2010, $11,876 for 2009, and $11,089 for 2008, of which $169 of expense was incurred in 2007 but paid in 2008; and a 50% PTO cashout payment in the amount of $11,926 for 2009 and, $5,962.80 for 2008 for PTO accrued in prior years. Other items (below $10,000/year) include group term life insurance coverage over $50,000, personal liability insurance reimbursement and a credit for long term disability insurance.
(4)	For 2010, Mr. Barber’s salary includes his salary earned of $395,211. For 2009, Mr. Barber’s salary includes his salary earned of $382,200. Mr. Barber used all of his PTO earned in 2010 and 2009. For 2008, Mr. Barber’s salary includes his salary earned of $382,200 plus $151 accrued, but unused PTO. Mr. Barber’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $11,925 for 2010, $11,925 for 2009, and $12,650 for 2008 and the non-qualified excess benefit plan of $32,233 for 2010, $19,404 for 2009, and $24,852 for 2008; a car allowance of $12,940 for 2010 and 2009, and $13,438 for 2008. Other items (below $10,000/year), group term life insurance coverage over $50,000, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan for 2009; and a credit for long term disability insurance.
(5)	For 2010, Mr. Gaske’s salary includes his salary earned of $452,585. Mr. Gaske used, or cashed in at 50%, all his PTO in 2010. For 2009, Mr. Gaske’s salary includes his salary earned of $427,003 plus $12,562 accrued, but unused PTO. For 2008, Mr. Gaske’s salary includes his salary earned of $427,003 plus $10,652 accrued, but unused PTO. Mr. Gaske’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $14,700 for 2010 and 2009, and $13,800 for 2008, and the non-qualified excess benefit plan of $43,208 for 2010, $21,679 for 2009, and $30,999 for 2008; a car allowance of $12,940 for 2010 and 2009, and $13,438 for 2008; and financial planning services in the amount of $12,665 for 2010, $11,876 for 2009, and $11,089 for 2008, of which $169 of expense was incurred in 2007 but paid in 2008. Other items (below $10,000/year) include reimbursement for a management physical for 2008, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan for 2009, group term life insurance coverage over $50,000, a 50% cashout for 80 hours of PTO and a credit for long term disability insurance.
(6)	For 2010, Mr. Pourmand’s salary includes his salary earned of $440,099 plus $8,416 accrued, but unused paid time off (PTO). For 2009, Mr. Pourmand’s salary includes his salary earned of $426,754. Mr. Pourmand used all of his PTO earned in 2009. For 2008, Mr. Pourmand’s salary includes his salary earned of $426,754. Mr. Pourmand’s all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $14,700 for 2010 and 2009, and $13,800 for 2008 and the non-qualified excess benefit plan of $37,641 for 2010, $21,666 for 2009, and $28,403 for 2008, and a car allowance of $12,940 for 2010 and 2009, and $13,438 for 2008. Other items (below $10,000/year) include group term life insurance coverage over $50,000, reimbursement for a medical physical exam(in 2008, incurred in 2007, a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan for 2009 and a credit for long term disability insurance.
(7)	For 2010, Mr. Morris’ salary includes his salary earned of $391,174. Mr. Morris used, or cashed in at 50%, all his PTO in 2010. For 2009, Mr. Morris’ salary includes his salary earned of $367,203 plus $2,858 accrued, but unused PTO. For 2008, Mr. Morris’ salary includes his salary earned of $367,203. Mr. Morris’ all other compensation includes the Company’s matching contributions to its qualified 401(k) plan of $10,388 for 2010, and the non-qualified excess benefit plan of $31,510 for 2010, $18,643 for 2009, and $24,699 for 2008, and a car allowance of $12,940 for 2010 and 2009, and $13,438 for 2008. Other items (below $10,000/year) include the Company’s matching contributions to its qualified 401(k) plan (2009 and 2008), a special after tax bonus in lieu of a Company contribution to the non-qualified excess benefit plan (2009 only), group term life insurance coverage over $50,000, a 50% cashout for 40 hours of PTO (2010) and a credit for long term disability insurance.

Employment Agreements

Pradman P. Kaul

The employment agreement between Mr. Kaul and the Company originally was entered into as of April 23, 2005 and amended on December 23, 2010. Mr. Kaul serves as our Chief Executive Officer and Chairman of our Board of Managers and the Chief Executive Officer and President of HCI. HCI assumed Mr. Kaul’s employment agreement effective as of February 3, 2006. Mr. Kaul’s employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Kaul or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Kaul’s employment with HCI would also constitute a termination of his employment with the Company. The agreement provides for an annual base salary ($700,000 effective April 1, 2010) and a cash bonus target in the amount of a percentage of his annual base salary (100% for 2010), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Kaul’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, Mr. Kaul purchased 1,500 Class B membership interests of the Company at $0.01 per unit. Of the 1,500 Class B membership interests, 750 were subject to time vesting, and 750 were subject to performance vesting. As of April 24, 2010 all 1,500 membership interests have vested. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock.

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

Grant Barber

The employment agreement between Mr. Barber and HCI was entered into as of February 23, 2006 and amended on December 23, 2010. Mr. Barber serves as our Chief Financial Officer and as Executive Vice President and Chief Financial Officer of HCI. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Barber or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Barber’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Barber provides for an annual base salary ($400,000 effective April 1, 2010) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2010), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Barber’s employment agreement and his restricted unit purchase agreement, effective as of February 2, 2006, Mr. Barber purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 were subject to time vesting, and 250 were subject to performance vesting. As of April 24, 2010 all 250 performance interests have vested, and the final Class B membership interests, subject to time vesting, vested on February 2, 2011. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock.

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

T. Paul Gaske

The employment agreement between Mr. Gaske and the Company originally was entered into as of April 23, 2005 and amended on December 23, 2010. Mr. Gaske serves as our Executive Vice President, North America and as an Executive Vice President of HCI. HCI assumed Mr. Gaske’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Gaske or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Gaske’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Gaske provides for an annual base salary ($462,000 effective April 1, 2010) and a cash bonus target in the amount of a percentage of his annual base salary (70% for 2010), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Gaske’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, Mr. Gaske purchased 650 Class B membership interests of the Company at $0.01 per unit. Of the 650 Class B membership interests, 325 were subject to time vesting, and 325 were subject to performance vesting. As of April 24, 2010 all 750 membership interests have vested. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock.

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

Bahram Pourmand

The employment agreement between Mr. Pourmand and the Company originally was entered into as of April 23, 2005 and amended on December 23, 2010. Mr. Pourmand serves as our Executive Vice President, International and as an Executive Vice President of HCI. HCI assumed Mr. Pourmand’s employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Pourmand or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of Mr. Pourmand’s employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Pourmand provides for an annual base salary ($445,000 effective April 1, 2010) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2010), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Pourmand’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, Mr. Pourmand purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 were subject to time vesting, and 250 were subject to performance vesting. As of April 24, 2010 all 500 membership interests have vested. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock.

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

Adrian Morris

The employment agreement between Mr. Morris and the Company originally was entered into as of April 23, 2005 and amended on December 23, 2010. Mr. Morris serves as our Executive Vice President, Engineering and as an Executive Vice President of HCI. HCI assumed Mr. Morris’ employment agreement effective as of February 3, 2006. The employment agreement provides for a two-year term and is subject to automatic one-year renewals if not terminated by Mr. Morris or HCI at least 90 days (but not more than 120 days) prior to the expiration of the original or a renewal term. Any termination of

Mr. Morris’ employment with HCI would also constitute a termination of his employment with the Company. The agreement with Mr. Morris provides for an annual base salary ($400,000 effective April 1, 2010) and a cash bonus target in the amount of a percentage of his annual base salary (60% for 2010), subject to an increase of up to 50% of the target bonus amount if the objective performance criteria established by the Compensation Committee are exceeded.

Pursuant to Mr. Morris’s employment agreement and his restricted unit purchase agreement, effective as of April 23, 2005, Mr. Morris purchased 500 Class B membership interests of the Company at $0.01 per unit. Of the 500 Class B membership interests, 250 were subject to time vesting, and 250 were subject to performance vesting. As of April 24, 2010 all 500 membership interests have vested. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock.

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

Grants of Plan Based Awards in Fiscal Year 2010

The Compensation Committee approved awards under the Plan to each of our Named Executive Officers in 2010. Set forth below is information regarding stock options granted during 2010 under the Plan and information regarding threshold, target and maximum bonus awards our Named Executive Officers could earn in 2010 under the AIP.

		Estimated Future Payouts						All Other Stock Awards Shares or Units (#)	All Other Option Awards: Securities Underlying Option(2) (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of stock and Option Awards ($)
		Under Non-Equity Incentive Plan Awards (1)			Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold (#)	Target (#)	Max (#)
Pradman Kaul		147,000	595,000	893,000	-	-	-	-	35,000	28.85	410,327
Grant Barber		51,000	204,000	306,000	-	-	-	-	15,000	28.85	175,855
Paul Gaske		69,000	275,000	413,000	-	-	-	-	15,000	28.85	175,855
Bahram Pourmand		57,000	227,000	341,000	-	-	-	-	15,000	28.85	175,855
Adrian Morris		51,000	204,000	306,000	-	-	-	-	15,000	28.85	175,855

(1)	Estimated Future Payout Under Non-Equity Incentive Plans describes the threshold, target and maximum amounts payable under the AIP with respect to the achievement of the Company Performance Targets (i.e. it does not include payments in connection with the subjective factor under the AIP).
(2)	Options to purchase HCI common stock were awarded on October 14, 2010 to each of our Named Executive Officers. Mr. Kaul received 35,000 options and each of Messrs. Barber, Gaske, Pourmand and Morris received 15,000 options.
(3)	The amount listed in this column reflects the value of the options ($11.72) by the Black-Scholes option valuation model in accordance with ASC Topic 718 “Compensation-Stock Compensation.”

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

Equity Incentive Program

A maximum of 2,700,000 shares (subject to adjustment) of HCI’s common stock have been reserved for grants pursuant to the equity incentive program under the Plan, and a maximum of 1,350,000 shares (subject to adjustment) may be issued pursuant to the exercise of incentive stock options granted under the Plan. Under the Plan, no more than 600,000 shares (subject to adjustment) of HCI’s common stock may be made subject to awards granted to a single individual in a single Plan year. In the event that the Compensation Committee determines that any corporate event, such as a stock split, reorganization, merger, consolidation, repurchase or share exchange, affects the HCI common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of Plan participants, the Compensation Committee will make those adjustments as it deems necessary or appropriate to any or all of:

•	the number and kind of shares of common stock or other securities that may thereafter be issued in connection with future awards;

•	the number and kind of shares of common stock, securities or other property issued or issuable in respect of outstanding awards;

•	the exercise price, grant price or purchase price relating to any award; and/or

•	the maximum number of shares subject to awards which may be awarded to any employee during any tax year of the Company;

•	provided that, with respect to incentive stock options, any such adjustment will be made in accordance with Section 424 of the Code.

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

The Plan provides that, unless otherwise determined by the Compensation Committee, if on or within one year following a change of control, a participant’s employment is terminated by HCI or the Company other than for cause or by the participant for good reason (each of change of control, cause and good reason as defined below in “—Potential Payments Upon Termination or Change of Control”): (i) any award that is subject to time vesting that was not previously vested will become fully vested and (ii) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any other award will lapse and the award will become fully vested, except that any award subject to performance vesting will not become fully vested as a result of the termination following a change of control, but any vesting or other determinations required under the awards to determine whether performance goals have been fully achieved will occur at the time of such termination.

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

Stock Options and Stock Appreciation Rights—The terms and conditions of stock options and stock appreciation rights granted under the Plan are determined by the Compensation Committee and set forth in an agreement between HCI and the Plan participant. Stock options granted under the Plan may be “incentive stock options” within the meaning of Section 422 of the Code or non-qualified stock options. Pursuant to the Plan, a stock appreciation right confers on the participant the right to receive an amount, in cash or shares of HCI’s common stock (in the discretion of the Compensation Committee), equal to the excess of the fair market value of a share of HCI’s common stock on the date of exercise over the exercise price of the stock appreciation right, and may be granted alone or in tandem with another award. No stock appreciation rights have been granted under the Plan. The exercise price of an option granted under the Plan will not be less than the fair market value of HCI’s common stock on the date of grant, unless otherwise provided by the Compensation Committee. The vesting of a stock option or stock appreciation right will be subject to conditions as determined by the Compensation Committee, which may include the attainment of performance goals.

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

Outstanding Equity Awards as Of December 31, 2010

The following table summarizes the outstanding equity award holdings of our Named Executive Officers as of December 31, 2010.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable(1) (#)	Equity Incentive Plan Awards: Securities Underlying Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) (#)	Equity Incentive Plan Awards: Unearned Shares, Units Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Vested (#)
Pradman Kaul	-	35,000	-	28.85	10/14/2020	-	-	-	-
	-	100,000	-	14.47	4/16/2019	-	-	-	-
Grant Barber	-	15,000	-	28.85	10/14/2020	8	63,704	-	-
	-	25,000	-	14.47	4/16/2019	-	-	-	-
Paul Gaske	-	15,000	-	28.85	10/14/2020	-	-	-	-
	-	25,000	-	14.47	4/16/2019	-	-	-	-
Bahram Pourmand	-	15,000	-	28.85	10/14/2020	-	-	-	-
	-	25,000	-	14.47	4/16/2019	-	-	-	-
Adrian Morris	-	15,000	-	28.85	10/14/2020	-	-	-	-
	-	25,000	-	14.47	4/16/2019	-	-	-	-

(1)	Options to purchase HCI common stock were awarded on October 14, 2010 to each of our Named Executive Officers. These options have an exercise price of $28.85, and vest 50% on October 14, 2012, 25% on October 14, 2013, and 25% on October 14, 2014 and expire on October 14, 2020. On April 16, 2009, the HCI stock options awarded to each of Messrs. Kaul, Barber, Gaske, Pourmand, and Morris on April 24, 2008 under the Plan were exchanged for new HCI stock options pursuant to the Options Exchange Program. These options are subject to time vesting restrictions and vest 50% on April 16, 2011, 25% on April 16, 2012, and 25% on April 16, 2013 and expire on April 16, 2019. The options have an exercise price of $14.47, the closing price of HCI’s common stock on April 15, 2009.
(2)	The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. The amounts reflected in the Number of Shares or Units of Stock that Have Not Vested column includes the unvested portion of Mr. Barber’s remaining membership interests that are subject to time vesting. All other remaining membership interests have vested as of April, 2010.
(3)	The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. All performance based membership interests are 100% vested as of April 24, 2010.

Class B Membership Interests

Our second amended and restated limited liability agreement allows for the issuance of the Company’s Class B membership interests which are entitled to receive a pro rata share of any distributions once the capital contributions of the Class A membership interest holders have been paid in full. As of December 31, 2010, a total of 4,650 Class B membership interests have been issued since April 23, 2005 at par value to certain of our current and former directors and executive officers of the Company and HCI, including our Named Executive Officers, entitling the holders to approximately 4% of any capital distributions resulting from a qualifying transaction. The value of the Class B membership interests is reflected in the Outstanding Equity Awards at Fiscal Year-end Table. The Class B membership interests are subject to certain vesting requirements, with 50% of the Class B membership interests subject to time vesting over five years and the other 50% subject to vesting based upon the achievement of certain performance milestones. At the holders’ election, vested Class B membership interests can be exchanged for HCI’s common stock. The number of shares of HCI’s common stock to be issued upon the exchange would be based upon the fair market value of the vested Class B membership interest divided by the average closing trading price of HCI’s common stock for the 20 business days immediately preceding the date of the exchange. The methodology used to determine the number of shares of HCI’s common stock issued upon the exchange of Class B membership interests is subject to the approval of the Compensation Committee and compliance with applicable securities laws. On May 28, 2008, 994 vested Class B membership interests held by our Named Executive Officers were exchanged for an aggregate of 170,083 shares of HCI common stock

Option Exercises and Stock Vested In Fiscal Year 2010

There were no exercises of stock options by our Named Executive Officers during the year ended December 31, 2010. The following table summarizes the vesting of HNS Class B Membership Interests held by each of our Named Executive Officers during the year ended December 31, 2010.

		Option Awards		Stock Awards
Name	Share Type	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Pradman Kaul	Class B			813	6,473,908
Grant Barber	Class B			300	2,388,896
T. Paul Gaske	Class B			352	2,802,971
Bahram Pourmand	Class B			271	2,157,969
Adrian Morris	Class B			271	2,157,969

(1)	Messrs. Kaul, Gaske, Pourmand, and Morris purchased Class B membership interests in HNS on April 23, 2005 for $0.01 per unit. On February 2, 2005, Mr. Barber purchased 500 Class B membership interests in HNS for $0.01 per unit. Amount represents the portion of membership interests that vested in 2010. Mr. Kaul vested in 63 membership interests subject to time vesting and 750 membership interests subject to performance vesting, becoming 100% vested, during 2010. Mr. Barber vested in 50 membership interests subject to time vesting and 250 membership interests subject to performance vesting during 2010, leaving 8 time membership interests to vest in 2011. Mr. Gaske vested in 27 membership interests subject to time vesting and 325 membership interests subject to performance vesting, becoming 100% vested, during 2010. Messrs. Pourmand and Morris vested in 21 membership interests subject to time vesting and 250 membership interests subject to performance vesting, becoming 100% vested, during 2010.
(2)	The fair market value at December 31, 2010 was determined by the appreciation of HNS from the point the majority owners invested in the Company. Pursuant to the terms of the Class B membership interests, the realization of value of the membership interests does not occur until the membership interests are converted into HCI common stock. As such, Messrs Kaul, Barber, Gaske, Pourmand and Morris do not realize the value shown on the membership interests they hold until such conversion.

Pension Benefits

None of our Named Executive Officers participates in or has an account balance in qualified or non-qualified defined benefit pension plans sponsored by the Company or HCI.

Nonqualified Deferred Compensation As Of December 31, 2010

The following table summarizes non-qualified deferred compensation earned, or contributed by, or on behalf of, each of our Named Executive Officers under our Excess Benefit Plan for the year ended December 31, 2010.

Name	Executive Contributions in 2010 ($)	Registrant Contributions in 2010 ($)	Aggregate Earnings in 2010(1) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/10 ($)
Pradman Kaul	242,799	91,050	118,616	-	963,013
Grant Barber	53,721	32,233	23,620	-	268,423
T. Paul Gaske	64,812	43,208	55,340	-	449,961
Bahram Pourmand	100,376	37,641	75,000	-	639,636
Adrian Morris	84,028	31,510	47,177	-	503,871

(1)	The amounts listed were contributed by the Named Executive Officer during 2010. These amounts were contributed from the eligible earnings on the “Summary Compensation Table” for each Named Executive Officers and are not in addition to.
(2)	The amounts listed were contributed by the Company during 2010 based on the same company match formula that is done for all other employees. Since all of the Named Executive Officers have greater than 3 years of service, all contributions from the Company are 100% vested. These amounts are reported in the “All Other Compensation” column of the “Summary Compensation Table” for each Named Executive Officers.
(3)	Aggregate earnings are dependent on the investment decisions made by the Named Executive Officer. All earnings are market earnings, and none are preferential or set by the Company or HCI.

Excess Benefit Plan

The Company maintains a non-qualified Excess Benefit Plan for the benefit of a select group of officers and highly compensated employees of the Company and HCI whose benefits under our 401(k) plan are limited by the Code. Employees who are assistant vice presidents and above, including our Named Executive Officers, are eligible to participate in the Excess Benefit Plan and may elect to contribute up to 16% of their eligible compensation into the plan on a pre-tax basis each payroll period. We make matching contributions into the plan in an amount equal to (i) 100% of the participant’s contributions up to

3% of the participant’s compensation and (ii) 50% of the participant’s contributions up to an additional 6% of the participant’s compensation. Participants are always 100% vested in the contributions they make into the plan and become 100% vested in the matching contributions that we make into the plan after completing three years of service. If a participant’s employment is terminated before he or she completes three years of service, the participant will not be vested in the matching contributions that were made to his or her account and, therefore, will forfeit these amounts. In general, a participant’s vested account balance is payable following a participant’s termination of employment, however, if a participant is a “specified employee” (within the meaning of Section 409A of the Code), the participant’s vested account balance will be payable as soon as practicable on or after the first day of the seventh calendar month following termination of employment.

401(k) Plan

The Company maintains a 401(k) plan intended to permit HCI’s and our employees to save on a tax-favorable basis for their retirement. Eligible employees may elect to contribute up to 25% (16% for highly compensated employees) of their eligible compensation into the plan on a pre-tax basis each payroll period, subject to certain Internal Revenue Service limits (16,500 in 2010). Participants who are age 50 or older may elect to make additional contributions, called catch-up contributions, into the plan. Up to $5,500 of catch-up contributions may be made in 2010. We make matching contributions into the plan in an amount equal to (i) 100% of participant contributions up to 3% of eligible compensation and (ii) 50% of participant contributions up to an additional 6% of eligible compensation. We do not match catch-up contributions. Participants become 100% vested in their matching contributions after completing three years of service. Participants are always 100% vested in the contributions they make into the plan. The plan also permits participants to elect to make contributions on an after-tax basis. Our executive officers, including our Named Executive Officers, are eligible to participate in the 401(k) plan on the same terms as all other employees.

Potential Payments upon Termination and Change of Control

The Compensation Committee has determined the appropriate levels of payments to be made to our Named Executive Officers upon the termination of their employment, including a termination of employment in connection with a change of control of the Company, to provide the executive officer with adequate income during the period that the executive may not compete with the Company, pursuant to the provisions of his employment agreement, and while seeking other employment. Except for the Change of Control Bonus Program, the Company does not make any payments to our Named Executive Officers, or accelerate the vesting of any equity compensation awards granted to such officers solely on the basis of a change of control of the Company. Payments are triggered only if the executive is terminated without cause, as defined below, within one year following a change of control of the Company. For a description of the Change of Control Bonus Program, see “—Compensation Discussion and Analysis—Targeted Compensation.”

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

For purposes of the following discussion, the employment agreement of each of our Named Executive Officers provides the following definitions:

•

Change of Control, (i) the acquisition of the Company by any individual or group not affiliated with the Company, HCI or its owners immediately prior to such acquisition of beneficial ownership of more than 50%, directly or indirectly, of the vote of the Company or HCI; or (ii) the consummation of an amalgamation, a merger or consolidation of the Company or HCI or any direct or indirect subsidiary of the Company or HCI with any other entity or a sale or other disposition of all or substantially all of the assets of the Company or HCI following which the voting securities of the Company or HCI that are outstanding immediately prior to such transaction cease to represent at least 50% of the combined voting power of the securities of the Company or HCI or, if the Company or HCI is not the surviving entity, such surviving entity or any parent or other affiliate of such surviving entity, outstanding immediately after such transaction.

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

Pradman P. Kaul

Pursuant to his employment agreement, if Mr. Kaul’s employment is terminated by us for Cause, Mr. Kaul will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to Company policies) through the date of termination. In the event that Mr. Kaul’s employment is terminated by us without Cause or by him for Good Reason, subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Kaul would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies); (ii) a lump sum amount equal to three (3) times the sum of (x) and (y), where (x) is the Executive’s annual base salary (as in effect as of the date of termination) and (y) is 100% of Base Salary, which percentage of Base Salary represents the Executive’s target bonus amount; (iii) the payment on the last day of the month following each month for which the Executive is eligible to elect COBRA continuing coverage, has elected COBRA continuation coverage and has fully paid the COBRA premium for such month, a cash amount equal to 1.5 times the COBRA premium for such month paid by the Executive; and (vi) reasonable outplacement benefits. Mr. Kaul is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Kaul provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies). In general, following a termination of Mr. Kaul’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

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

Assuming that Mr. Kaul’s employment was terminated under each of the above circumstances on December 31, 2010, the payments and benefits have an estimated value of:

Circumstances	Cash Severance(1) ($)	Bonus(2) ($)	Medical Continuation(3) ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	-	700,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	4,200,000	700,000	55,229	-	20,000
Without good reason non-renewal of agreement by executive	-	700,000	-	-	-
Disability or death	-	700,000	-	-	-
Change in control	4,200,000	700,000	55,229	-	20,000

(1)	This amount represents three times the sum of Mr. Kaul’s base salary plus target bonus.
(2)	This amount represents Mr. Kaul’s AIP bonus earned in 2010.
(3)	This amount represents the amount of Mr. Kaul’s medical payments for 18 months of COBRA coverage times 150%.

Grant Barber

Pursuant to his employment agreement, if Mr. Barber’s employment is terminated by us for Cause, Mr. Barber will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to Company policies) through the date of termination. In the event that Mr. Barber’s employment is terminated by us without Cause or by him for Good Reason, subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Barber would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies); (ii) a lump sum amount equal to one and one-half (1.5) times the sum of (x) and (y), where (x) is the Executive’s annual base salary (as in effect as of the date of termination) and (y) is 60% of Base Salary, which percentage of Base Salary represents the Executive’s target bonus amount; (iii) the payment on the last day of the month following each month for which the Executive is eligible to elect COBRA continuing coverage, has elected COBRA continuation coverage and has fully paid the COBRA premium for such month, a cash amount equal to 1.5 times the COBRA premium for such month paid by the Executive; and (vi) reasonable outplacement benefits. Mr. Barber is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Barber provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies). In general, following a termination of Mr. Barber’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

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

Assuming that Mr. Barber’s employment was terminated under each of the above circumstances on December 31, 2010, the payments and benefits have an estimated value of:

Circumstances	Cash Severance(1) ($)	Bonus(2) ($)	Medical Continuation(3) ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts(4) ($)	Outplacement Benefits ($)
For cause	-	240,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	960,000	240,000	32,767	63,704	15,000
Without good reason non-renewal of agreement by executive	-	240,000	-	-	-
Disability or death	-	240,000	-	63,704	-
Change in control	960,000	240,000	32,767	63,704	15,000

(1)	This amount represents one and one-half times the sum of Mr. Barber’s base salary plus target bonus.
(2)	This amount represents Mr. Barber’s AIP bonus earned in 2010.
(3)	This amount represents 1.5 times Mr. Barber’s COBRA premium, for 18 months.
(4)	Value of Accelerated Equity is based on the fair market value as of December 31, 2010 of the unvested Class B membership interests.

T. Paul Gaske

Pursuant to his employment agreement, if Mr. Gaske’s employment is terminated by us for Cause, Mr. Gaske will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to Company policies) through the date of termination. In the event that Mr. Gaske’s employment is terminated by us without Cause or by him for Good Reason, subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Gaske would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies); (ii) a lump sum amount equal to two (2) times the sum of (x) and (y), where (x) is the Executive’s annual base salary (as in effect as of the date of termination) and (y) is 70% of Base Salary, which percentage of Base Salary represents the Executive’s target bonus amount; (iii) the payment on the last day of the month following each month for which the Executive is eligible to elect COBRA continuing coverage, has elected COBRA continuation coverage and has fully paid the COBRA premium for such month, a cash amount equal to 1.5 times the COBRA premium for such month paid by the Executive; and (vi) reasonable outplacement benefits. Mr. Gaske is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Gaske provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies). In general, following a termination of Mr. Gaske’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

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

Assuming that Mr. Gaske’s employment was terminated under each of the above circumstances on December 31, 2010, the payments and benefits have an estimated value of:

Circumstances	Cash Severance(1) ($)	Bonus(2) ($)	Medical Continuation(3) ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	-	324,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	1,572,000	324,000	32,767	-	15,000
Without good reason non-renewal of agreement by executive	-	324,000	-	-	-
Disability or death	-	324,000	-	-	-
Change in control	1,572,000	324,000	32,767	-	15,000

(1)	This amount represents two times the sum of Mr. Gaske’s base salary plus target bonus.
(2)	This amount represents Mr. Gaske’s AIP bonus earned in 2010.
(3)	This amount represents 1.5 times Mr. Gaske’s COBRA premium, for 18 months.

Bahram Pourmand

Pursuant to his employment agreement, if Mr. Pourmand’s employment is terminated by us for Cause, Mr. Pourmand will receive his: (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off and (iv) unreimbursed business expenses (subject to Company policies) through the date of termination. In the event that Mr. Pourmand’s employment is terminated by us without Cause or by him for Good Reason, subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Pourmand would receive (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies); (ii) a lump sum amount equal to one and one-half (1.5) times the sum of (x) and (y), where (x) is the Executive’s annual base salary (as in effect as of the date of termination) and (y) is 60% of Base Salary, which percentage of Base Salary represents the Executive’s target bonus amount; (iii) the payment on the last day of the month following each month for which the Executive is eligible to elect COBRA continuing coverage, has elected COBRA continuation coverage and has fully paid the COBRA premium for such month, a cash amount equal to 1.5 times the COBRA premium for such month paid by the Executive; and (vi) reasonable outplacement benefits. Mr. Pourmand is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Pourmand provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies). In general, following a termination of Mr. Pourmand’s employment, we have a right to repurchase his vested Class B membership interests at fair market value.

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

Assuming that Mr. Pourmand’s employment was terminated under each of the above circumstances on December 31, 2010, the payments and benefits have an estimated value of:

Circumstances	Cash Severance(1) ($)	Bonus(2) ($)	Medical Continuation(3) ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	-	267,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	1,068,000	267,000	32,767	-	15,000
Without good reason non-renewal of agreement by executive	-	267,000	-	-	-
Disability or death	-	267,000	-	-	-
Change in control	1,068,000	267,000	32,767	-	15,000

(1)	This amount represents one and one-half times the sum of Mr. Pourmand’s base salary plus target bonus.
(2)	This amount represents Mr. Pourmand’s AIP bonus earned in 2010.
(3)	This amount represents 1.5 times Mr. Pourmand’s COBRA premium, for 18 months.

Adrian Morris

Pursuant to his employment agreement, if Mr. Morris’ employment is terminated by us for Cause, Mr. Morris will receive his (i) earned but unpaid base salary; (ii) earned but unpaid bonus; (iii) accrued but unused paid time off; and (iv) unreimbursed business expenses (subject to Company policies) through the date of termination. In the event that Mr. Morris’ employment is terminated by us without Cause or by him for Good Reason, subject to his execution of a waiver and release of claims in favor of HCI and its affiliates, Mr. Morris would receive: (i) any earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies); (ii) a lump sum amount equal to one and one-half (1.5) times the sum of (x) and (y), where (x) is the Executive’s annual base salary (as in effect as of the date of termination) and (y) is 60% of Base Salary, which percentage of Base Salary represents the Executive’s target bonus amount; (iii) the payment on the last day of the month following each month for which the Executive is eligible to elect COBRA continuing coverage, has elected COBRA continuation coverage and has fully paid the COBRA premium for such month, a cash amount equal to 1.5 times the COBRA premium for such month paid by the Executive; and (vi) reasonable outplacement benefits. Mr. Morris is also entitled to receive these payments and benefits in the event that we provide him with notice of non-renewal of his employment agreement. If Mr. Morris provides us with notice of non-renewal of his employment agreement or terminates his employment without Good Reason, he will only be entitled to his earned but unpaid base salary, earned but unpaid bonus, accrued but unused paid time off and unreimbursed business expenses (subject to Company policies). In general, following a termination of Mr. Morris’ employment, we have a right to repurchase his vested Class B membership interests at fair market value.

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

Assuming that Mr. Morris’ employment was terminated under each of the above circumstances on December 31, 2010, the payments and benefits have an estimated value of:

Circumstances	Cash Severance(1) ($)	Bonus(2) ($)	Medical Continuation(3) ($)	Value of Accelerated Equity and Performance Awards and Excess Benefit Plan Accounts ($)	Outplacement Benefits ($)
For cause	-	240,000	-	-	-
Without cause, for good reason or non-renewal of agreement by us	960,000	240,000	16,135	-	15,000
Without good reason non-renewal of agreement by executive	-	240,000	-	-	-
Disability or death	-	240,000	-	-	-
Change in control	960,000	240,000	16,135	-	15,000

(1)	This amount represents one and one-half times the sum of Mr. Morris’ base salary plus target bonus.
(2)	This amount represents Mr. Morris’ AIP bonus earned in 2010.
(3)	This amount represents 1.5 times Mr. Morris’ COBRA premium, for 18 months.

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

Our Limited Liability Company Agreement, as amended provides for two classes of membership interests. The Class A membership interests, which have voting rights, are purchased by investors in the Company. The Class B membership interests, which do not have voting rights, are available for grant to employees, officers, directors, and consultants of the Company in exchange for the performance of services. All of our Class A membership interests are owned by Hughes Communications, Inc. (“HCI” or “Parent”). The following table sets forth information regarding the beneficial ownership as of February 26, 2010 of Hughes Network Systems, LLC (“HNS”) Class B membership interests of: (i) each of our executive officers; (ii) each member of our Board of Managers; and (iii) all of our executive officers and members of our Board of Managers as a group. As of March 3, 2011, there were 3,280 Class B membership interests issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Units	Percentage of Class
HNS Class B membership interests	Pradman P. Kaul(1)	1,073	32.7%
HNS Class B membership interests	Grant Barber(2)	400	12.2%
HNS Class B membership interests	T. Paul Gaske(3)	465	14.2%
HNS Class B membership interests	Adrian Morris(4)	359	10.9%
HNS Class B membership interests	Bahram Pourmand(5)	359	10.9%
HNS Class B membership interests	Jeffrey A. Leddy(6)	600	18.3%

HNS Class B membership interests	Members of the board of managers and executive officers as a group (6 persons)	3,256	99.3%

(1)	Consists of 1,073 of our Class B membership interests. Mr. Kaul also owns 8,969, net of shares withheld for the payment of taxes, shares of HCI common stock granted as restricted stock that vested on March 24, 2008 under the HCI 2006 Equity and Incentive Plan (the “Plan”) and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(2)	Consists of 400 of our Class B membership interests. Mr. Barber also owns 15,000 shares of HCI common stock granted as options he exercised under the Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(3)	Consists of 465 of our Class B membership interests. Mr. Gaske also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(4)	Consists of 359 of our Class B membership interests. Mr. Morris also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(5)	Consists of 359 of our Class B membership interests. Mr. Pourmand also owns 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008.
(6)	Consists of 600 of our Class B membership interests. Mr. Leddy also owns 100,000 shares of HCI common stock including vested options to purchase 20,000 shares of HCI common stock and 10,000 shares of HCI restricted stock granted under the Plan.

Our executive officers and members of our Board of Managers also own shares of the common stock of our Parent. The following table sets forth information regarding the beneficial ownership as of March 3, 2011 of HCI’s common stock of (i) each of our executive officers, (ii) each member of our Board of Managers and (iii) all of our executive officers and members of our Board of Managers as a group. As of March 3, 2011, there were 21,834,354 shares of HCI’s common stock issued and outstanding.

Title of Class	Name of Beneficial Owner	Number of Shares	Percentage of Class
HCI Common Stock	Pradman P. Kaul(1)	9,032	*
HCI Common Stock	Grant Barber(2)	15,111	*
HCI Common Stock	T. Paul Gaske(3)	9,406	*
HCI Common Stock	Adrian Morris(4)	9,477	*
HCI Common Stock	Bahram Pourmand(5)	9,477	*
HCI Common Stock	Andrew Africk(6)	50,000	*
HCI Common Stock	Aaron Stone(7)	37,500	*
HCI Common Stock	Jeffrey A. Leddy(8)	100,000	*

HCI Common Stock	Members of the board of managers and executive officers as a group (8 persons)	240,003	1.1%

*	Indicates beneficial ownership of less than 1%.
(1)	Consists of 8,969 shares, net of shares withheld for taxes payment, of HCI common stock granted as restricted stock under the Plan and 63 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Kaul also owns 1,073 HNS Class B membership interests.
(2)	Consists of 15,000 shares of HCI’ common stock granted as options he exercised under the HCI Plan and 111 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Barber also owns 400 HNS Class B membership interests.
(3)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 55 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Gaske also owns 465 HNS Class B membership interests.
(4)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Morris also owns 359 HNS Class B membership interests.
(5)	Consists of 9,351 shares, net of shares withheld for the payment of taxes, of HCI common stock granted as restricted stock that vested on March 24, 2008 under the Plan and 126 shares of HCI common stock received upon the exchange of Class B membership interests on May 28, 2008. Mr. Pourmand also owns 359 HNS Class B membership interests.
(6)	Includes options to purchase 3,750 shares of HCI’s common stock, which are currently exercisable, and 25,000 shares of restricted stock (5,000 unvested) granted under the HCI Plan. Andrew Africk is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.
(7)	Includes options to purchase 12,500 shares of our common stock which are currently exercisable and 25,000 shares of restricted stock (5,000 unvested) granted under the Plan. Aaron Stone is a principal of Apollo Advisors IV, L.P., which together with an affiliated investment manager, serves as the manager of Apollo, the controlling stockholder of HCI. Mr. Africk disclaims beneficial ownership of the 12,408,611 shares of HCI common stock that are beneficially owned by Apollo.
(8)	Includes options to purchase 20,000 shares of HCI’s common stock that are currently exercisable and 15,000 shares (5,000 unvested) of HCI common stock granted as restricted stock under the Plan.

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

Sponsor Investment

As of December 31, 2010, Apollo owned, directly or indirectly 96% of Smart & Final, Inc. (“Smart & Final”). We provide broadband products and services to Smart & Final. For the year ended December 31, 2010, Smart & Final paid $0.6 million to us for these services. In 2010, we received $0.6 million from Smart & Final for services and products provided.

On July 12, 2010, an affiliate of Apollo acquired CKE Restaurants, Inc. (“CKE”). As a result, CKE indirectly became our related party as of that date. We provide broadband products and services to CKE. For the year ended December 31, 2010, CKE paid $0.2 million to us for these services. In 2010, we received $0.2 from CKE for services and products provided beginning on or after July 12, 2010.

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

On December 22, 2005, we entered into a master software development agreement with Hughes Systique, allowing us to issue mutually agreed statements of work to Hughes Systique for software development services. For the year ended December 31, 2010, we paid $9.5 million to Hughes Systique for their services.

In October 2005 and January 2008, HCI invested $3.0 million and $1.5 million, respectively, in the Series A Preferred Stock of Hughes Systique (“Hughes Systique Preferred Stock”). On March 11, 2009, pursuant to a termination and settlement agreement between Hughes Systique and one of its significant shareholders, the holdings of such shareholder was converted to a reduced level of ownership, representing 5% of Hughes Systique’s common stock. As a result, at December 31, 2010, on an undiluted basis, HCI owned approximately 45.23% of the outstanding shares of Hughes Systique and our CEO and President and Pradeep Kaul owned an aggregate of approximately 25.61% of the outstanding shares of Hughes Systique.

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

Agreement with 95 West Co. Inc.

In July 2006, we entered into an agreement with 95 West Co. Inc. (“95 West Co.”) and its parent, Miraxis License Holdings, LLC, (“MLH”), pursuant to which 95 West Co. and MLH agreed to provide a series of coordination agreements which allow us to operate our SPACEWAY 3 satellite at the 95° West Longitude orbital slot where 95 West Co. and MLH have higher priority rights. MLH owns a controlling interest in 95 West Co. MLH is controlled by an affiliate of Apollo, HCI’s controlling stockholder. Jeffrey Leddy, a member of our Board of Managers and a member of the HCI board of directors, is a director and the general manager of MLH, the CEO and President of 95 West Co., and also owns a small interest in each of 95 West Co. and MLH. Andrew Africk, a member of our Board of Managers and a member of the HCI’s Board of Directors, is also a director of MLH. As part of the agreement, we agreed to pay 95 West Co. $9.3 million in annual installments of $0.3 million in 2006, $0.75 million in each of 2007 through 2010 and $1.0 million in each of 2011 through 2016 for the use of the orbital positions, subject to conditions in the agreement, which include our ability to operate SPACEWAY 3. During 2010, we paid 95 West Co. $0.75 million.

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

In August 2009, HTI terminated substantially all of the development, engineering and manufacturing services with us under the Telematics Agreement as a result of the bankruptcy filing of one of its customers. During the year ended December 31, 2010, we received $0.7 million from HTI for development, engineering and manufacturing services under the Telematics Agreement.

In March 2009, HCI exchanged $13.0 million of HTI receivables for HTI convertible preferred stock (“HTI Preferred Stock”) as part of a $50.0 million private placement of HTI Preferred Stock. In connection with the Merger of HTI with Polaris Acquisition Corp. (the “Merger”), which occurred on March 31, 2009, HTI became a publicly traded company and HCI’s outstanding HTI Preferred Stock was converted into approximately 3.3 million shares of HTI common stock (“HTI Shares”), of which 1.3 million shares and 2.0 million shares are referred to as Non-escrowed shares and Escrowed shares, respectively. The Escrowed shares are subject to certain restrictions and/or earn-out targets by HTI over five years pursuant to the Merger agreement. As of December 31, 2010, HCI’s investment represents approximately 3.9% of HTI’s outstanding common stock, before giving effect to the “earn-out” of the Escrowed shares. If the full earn-out targets are achieved, HCI’s investment could represent approximately 3.6% of HTI’s outstanding common stock. In addition to the risk and valuation fluctuations associated with the “earn-out” target, the carrying value of the investment in HTI may be subject to fair value adjustments in future reporting periods.

On December 18, 2009, the Company entered into a promissory note with HTI (“Promissory Note”) for the purposes of establishing a revised payment schedule for $8.3 million of account receivables that HTI owed to the Company. The Promissory Note had a maturity date of December 31, 2010 and an interest rate of 12% per annum. On November 5, 2010, the Company revised the terms of the Promissory Note to extend the maturity date to December 31, 2011.

HTI is controlled by an Apollo affiliate. Apollo owns a controlling interest in our parent. Jeffrey A. Leddy, a member of our Board of Managers and HCI’s Board of Directors, is the CEO and a director of HTI and owned less than 1.5% of the equity of HTI as of December 31, 2010. In addition, Andrew Africk, a member of our Board of Managers and HCI’s Board of Directors, is a director of HTI and a senior partner of Apollo.

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

For the years ended December 31, 2010 and 2009, professional services were performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”). Audit and all other fees paid or accrued by the Company and its consolidated subsidiaries aggregated $1,666,000 and $1,727,000 for the years ended December 31, 2010 and 2009, respectively and were composed of the following:

•

Audit Fees—The aggregate fees billed for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2009, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $1,548,000 in 2010 and $1,658,000 in 2009.

•

Audit-Related Fees—The aggregate fees billed for audit-related services for the years ended December 31, 2010 and 2009 were $0 and $16,000, respectively. These fees relate to comfort letters, due diligence and consultation provided in connection with debt offerings and registration statements.

•

Tax Fees—The aggregate fees billed for tax services for the years ended December 31, 2010 and 2009 were $13,000 and $12,000, respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in both 2010 and 2009.

•

All Other Fees—The aggregate fees for services not included above were $105,000 and $41,000 respectively, for the years ended December 31, 2010 and 2009. These fees relate to out of pocket expenses and certification fees/IFRS implementation in India.

Audit Committee Approval Policy

The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit-related, internal control-related, tax and permissible non-audit services to be provided to the Company by our independent accountants. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year. All fees paid to Deloitte & Touche for the years ended December 31, 2010 and 2009 were pre-approved by the Audit Committee in accordance with these policies.

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

Based upon the Committee’s discussions with management and the independent registered public accounting firm and the Committee’s review of the representations of management and the reports of the independent registered public accounting firm to the Committee, the Committee recommended that the Board of Managers include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

AUDIT COMMITTEE Aaron J. Stone Jeffrey A. Leddy

PART IV

Item 15.	Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	Item 8
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008	135
	3.	Exhibits	See below

Exhibit Number	Description
3.1	Certificate of Formation of Hughes Network Systems, LLC filed in the State of Delaware on November 12, 2004 (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.2	Second Amended and Restated Limited Liability Company Agreement of Hughes Network Systems, LLC, dated February 28, 2006 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.3	Certificate of Incorporation of HNS Finance Corp. filed in the State of Delaware on March 27, 2006 (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.4	By-laws of HNS Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.5	Certificate of Incorporation of Hughes Network Systems International Service Company filed in the State of Delaware on April 27, 1990, including all amendments thereto and as last amended on June 12, 1990 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.6	By-laws of Hughes Network Systems International Service Company (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.7	Certificate of Formation of HNS Real Estate, LLC filed in the State of Delaware on April 19, 2005 (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.8	Amended and Restated Limited Liability Company Agreement of HNS Real Estate, LLC, dated April 22, 2005 (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.9	Certificate of Incorporation of HNS-India VSAT, Inc. filed in the State of Delaware on November 15, 1991 (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.10	By-laws of HNS-India VSAT, Inc. (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.11	Certificate of Incorporation of HNS-Shanghai, Inc. filed in the State of Delaware on October 9, 1990, including all amendments thereto and as last amended on May 23, 1994 (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

3.12	By-laws of HNS-Shanghai, Inc. (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4 of Hughes Network Systems, Inc. filed October 16, 2006 (File No. 333-138009)).

Exhibit Number	Description
4.1	Indenture, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.2	Supplemental Indenture No. 1, dated as of May 6, 2008, among Helius, LLC, Helius Acquisition, LLC and Advanced Satellite Research, LLC, Hughes Network Systems, LLC, HNS Finance Corp., the other Guarantors (as defined in the Indenture) and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 7, 2008 (File No. 333-138009)).

4.3	Registration Rights Agreement, dated as of April 13, 2006, among Hughes Network Systems, LLC, HNS Finance Corp., the guarantors listed on Schedule I thereto, Bear, Stearns & Co., Inc, Morgan Stanley & Co. Incorporated and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.4	Form of 9 1/2% Senior Note due 2014 (included in the Indenture filed as Exhibit 4.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed April 17, 2006 (File No. 000-51784)).

4.5	Indenture, dated as of May 27, 2009 among Hughes Network Systems, LLC, HNS Finance Corp., each of the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

4.6	Registration Rights Agreement, dated as of May 27, 2009, among Hughes Network Systems, LLC, HNS finance Corp., the guarantors listed on Schedule I thereto and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-4 of Hughes Network Systems, LLC filed May 29, 2009 (File No. 333-160307)).

10.1	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Pradman Kaul (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.2	Restricted Unit Purchase Agreement, dated as of June 20, 2005, between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed December 5, 2005 (File No. 333-130136)).

10.3	2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed February 6, 2006 (File No. 333-130136)).

10.4	Investor Rights Agreement, dated as of April 22, 2005, by and among Hughes Network Systems, LLC, Hughes Network Systems, Inc. and SkyTerra Communications, Inc. (incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed April 26, 2005 (File No. 000-13865)).

10.5	Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, as further amended and restated as of April 13, 2006, as further amended and restated as of March 16, 2010, among Hughes Network Systems, LLC, JP Morgan Chase Bank, N.A., as administrative agent, Barclays Capital, as syndication agent, J.P. Morgan Securities Inc., as sole lead book runner, and J.P. Morgan Securities Inc. and Barclays Capital, as joint lead arrangers (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed May 5, 2010 (File No. 333-138009)).

10.6	Contribution and Membership Interest Purchase Agreement, dated December 3, 2004, by and among The DIRECTV Group, Inc., Hughes Network Systems, Inc., SkyTerra Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed December 9, 2004 (File No. 000-13865)).

Exhibit Number	Description
10.7	Membership Interest Purchase Agreement, dated as of November 10, 2005, by and among SkyTerra Communications, Inc., SkyTerra Holdings, Inc., DIRECTV Group, Inc., DTV Network Systems, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of SkyTerra Communications, Inc. filed November 14, 2005 (File No. 000-13865)).

10.8	Hughes Network Systems, LLC Bonus Unit Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of SkyTerra Communications, Inc. filed August 15, 2005 (File No. 000-13865)).

10.9	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Paul Gaske (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.10	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Bahram Pourmand (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.11	Employment Agreement, dated as of April 23, 2005, by and between Hughes Network Systems, LLC and Adrian Morris (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement on Form S-1 of Hughes Communications, Inc. filed January 26, 2006 (File No. 333-130136)).

10.12	Employment Agreement, dated February 23, 2006, between Hughes Communications, Inc., Hughes Network Systems, LLC and Grant A. Barber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed February 27, 2006 (File No. 000-51784)).

10.13	Form of Restricted Stock Agreement for grants to non-management directors pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.14	Form of Restricted Stock Agreement for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.15	Form of Terms of Stock Option for grants to executive officers pursuant to the Hughes Communications, Inc. 2006 Equity and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Hughes Communications, Inc. filed May 15, 2006 (File No. 000-51784)).

10.16	Management and Advisory Services Agreement dated March 27, 2006 between Hughes Communications, Inc. and Hughes Network Systems, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed March 29, 2006 (File No. 000-51784)).

10.17	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Communications, Inc. filed June 22, 2006 (File No. 000-51784)).

10.18	Amendment No. 1 to Restricted Unit Purchase Agreement dated December 15, 2006 between Hughes Network Systems, LLC and Jeffrey A. Leddy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed December 19, 2006).

10.19	Credit Agreement dated as of February 23, 2007, among Hughes Network Systems, LLC and HNS Finance Corp., as co borrowers, the lenders party thereto, Bear Stearns Corporate Lending Inc. and Bear Stearns & Co., Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network Systems, LLC filed February 27, 2007 (File No. 333-138009)).

10.20	First Amendment to Amended and Restated Credit Agreement and First Lien Guarantee and Collateral Agreement, dated as of April 6, 2007, by and among Hughes Network System, LLC, as the Borrower, and Bear Stearns Corporate Lending Inc., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Hughes Network System, LLC filed April 12, 2007 (File No. 333-138009)).

Exhibit Number	Description
10.21	Hughes Network System, LLC Long Term Cash Incentive Retention Program (incorporated by reference to Exhibit 10.1 to the Form 10-Q of Hughes Network Systems, LLC filed May 7, 2008 (File No. 333-138009)).

10.22	Contract between Hughes Network Systems, LLC and Space Systems/Loral, Inc. for the Hughes Jupiter Satellite Program dated June 8, 2009 (Confidential treatment has been granted for certain portion of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 7, 2009 (File No. 333-138009)).

10.23	Amendment Agreement dated March 16, 2010 among Hughes Network Systems, LLC, the lenders party thereto, JP Morgan Chase Bank, as administrative agent, Barclays Capital, as syndication agent, to the Credit Agreement dated as of April 22, 2005, as amended and restated as of June 27, 2005, and as further amended and restated as of April 13, 2006, among Hughes Network Systems, LLC, the lenders from time to time party thereto, Bear, Sterns Corporate Lending Inc., as the administrative agent, Morgan Stanley Senior Funding, Inc., as syndication agent, and Bear, Stearns & Co. Inc. and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed May 5, 2010 (File No. 333-138009)).

10.24	Launch Services Agreement by and between Hughes Network Systems, LLC and Arianespace dated April 30, 2010 (portions of the agreement have been omitted pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Hughes Network Systems, LLC filed August 4, 2010 (File No. 333-138009)).

10.25*	Coface Covered Export Credit Agreement between Hughes Network Systems, LLC, as Borrower, the companies listed in Schedule I as Original Guarantors, BNP Paribas and Societe Generale, as Original Lenders, BNP Paribas and Societe Generale, as Mandated Lead Arrangers, BNP Paribas, as Facility Agent, Documentation Agent and Security Agent, and Societe Generale as Structuring Bank , dated October 29, 2010.

12*	Statement of computation of ratio of earnings to fixed charges.

21.1*	List of subsidiaries of Hughes Network Systems, LLC.

31.1*	Certification of Chief Executive Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer of Hughes Network Systems, LLC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

Financial Statements Schedule

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008

		Additional to
Deductions - Descriptions	Beginning Balance	Costs and Expenses	Other Accounts	Deductions	Ending Balance
	(In thousands)
Reserves and allowances deducted from asset accounts:
Allowances for doubtful accounts:
Year ended December 31, 2010	$12,085	$32,642	$-	$(29,574)	$15,153
Year ended December 31, 2009	$9,551	$21,391	$-	$(18,857)	$12,085
Year ended December 31, 2008	$9,060	$15,198	$-	$(14,707)	$9,551

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 7, 2011	HUGHES NETWORK SYSTEMS, LLC
(Registrant)

/s/ GRANT A. BARBER
	Name:	Grant A. Barber
	Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/S/ PRADMAN P. KAUL Pradman P. Kaul	Chief Executive Officer, President and Chairman of the Board of Managers (Principal Executive Officer)	March 7, 2011

/S/ GRANT A. BARBER Grant A. Barber	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2011

/S/ THOMAS J. MCELROY Thomas J. McElroy	Senior Vice President, Controller and Chief Accounting Officer	March 7, 2011

/S/ JEFFREY A. LEDDY Jeffrey A. Leddy	Member of the Board of Managers	March 7, 2011

/S/ ANDREW D. AFRICK Andrew D. Africk	Member of the Board of Managers	March 7, 2011

/S/ AARON J. STONE Aaron J. Stone	Member of the Board of Managers	March 7, 2011